Form 10-Q
period 2000-09-30
TNPC INC
filed 2000-11-17
CIK 1119307

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-16157

                                   TNPC, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               52-2208601
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)


          10 GLENVILLE STREET
         GREENWICH, CONNECTICUT                           06831
(Address of principal executive offices)               (Zip Code)

                                 (203) 531-0400
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / / Yes /X/ No

As of November 15, 2000, there were 57,566,787 shares of TNPC, Inc. common stock, par value $.01 per share, outstanding. As of November 15, 2000, there were Class A warrants outstanding to purchase 69,070,800 shares of TNPC, Inc. common stock at an exercise price of $0.05 per share.

                                   TNPC, INC.
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                            PAGE
PART I - FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets
                  Pro Forma and Actual September 30, 2000 and
                    December 31, 1999                                        3

            Consolidated Statements of Income
                  Three and Nine Months Ended September 30, 2000 and 1999    4

            Consolidated Statements of Cash Flows
                  Three and Nine Months Ended September 30, 2000 and 1999    5

            Notes to Financial Statements                                    6

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                    20

      ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                     MARKET RISK                                            26

PART II - OTHER INFORMATION

      ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                 27

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       27

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                          28

SIGNATURES                                                                  29

EXHIBIT INDEX                                                               30

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                                   TNPC, INC.
                           Consolidated Balance Sheets



                                                                                 SEPTEMBER 30,      SEPTEMBER 30,       DECEMBER 31,
                                                                                    2000                2000               1999
                                                                                 -------------      -------------      -------------
                                                                                 (Pro Forma)*
                                                                                 (Unaudited)        (Unaudited)
ASSETS

CURRENT ASSETS

    Cash and Cash Equivalents                                                    $ 629,461,220      $  85,688,220      $          --
    Accounts Receivable, net                                                        15,288,978         15,288,978          2,879,753
    Stock Subscription Receivable                                                           --                 --        100,000,000
    Inventory                                                                       48,428,667         48,428,667                 --
    Prepaid Expenses                                                                 6,417,351          6,417,351          2,301,587
                                                                                 -------------      -------------      -------------
     TOTAL CURRENT ASSETS                                                          699,596,216        155,823,216        105,181,340
                                                                                 -------------      -------------      -------------

    Fixed Assets                                                                    10,730,077         10,730,077            235,000
    Less: Accumulated Depreciation                                                    (566,667)          (566,667)                --
                                                                                 -------------      -------------      -------------
     Net Fixed Assets                                                               10,163,410         10,163,410            235,000
                                                                                 -------------      -------------      -------------

    Other Assets                                                                    11,531,146         11,531,146          7,698,413
    Intangible Assets, net                                                          17,059,315         17,059,315                 --
                                                                                 -------------      -------------      -------------
TOTAL ASSETS                                                                     $ 738,350,087      $ 194,577,087      $ 113,114,753
                                                                                 =============      =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts Payable                                                             $  50,997,972      $  50,997,972      $   1,615,303
    Accrued Liabilities                                                              4,623,972          4,623,972            215,194
    Due to Affiliated Entities                                                      16,854,212         16,854,212         10,045,300
    Deferred Compensation                                                            8,835,665          8,835,665                 --
                                                                                                                       -------------
                                                                                 -------------      -------------      -------------
     TOTAL CURRENT LIABILITIES                                                      81,311,821         81,311,821         11,875,797
                                                                                 -------------      -------------      -------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY

    Common Stock, $.01 par value, 500,000,000 shares authorized;                       575,668            244,060            200,000
    57,566,787, 24,406,000 and 200,000 shares issued; 0, 0 and
    19,800,000 shares subsribed; and 57,566,787, 24,406,000 and
    200,000 shares outstanding
    Preferred Stock, $.01 par value, 50,000,000 shares authorized; no shares                --                 --                 --
    shares issued and outstanding
    Paid-in Capital                                                                768,800,277        225,358,885        101,038,956
    Accumulated Deficit                                                           (112,337,679)      (112,337,679)                --
                                                                                 -------------      -------------      -------------
     TOTAL STOCKHOLDERS' EQUITY                                                    657,038,266        113,265,266        101,238,956
                                                                                 -------------      -------------      -------------

                                                                                 -------------      -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 738,350,087      $ 194,577,087      $ 113,114,753
                                                                                 =============      =============      =============


      * Pro forma balance sheet reflects the net proceeds of approximatley $544 million received in connection with the Company's initial public offering completed on October 4, 2000. Also, the 27,600,000 common shares issued in the initial public offering (including the underwriters' overallotment) and the automatic cashless conversion of Class B warrants into 5,560,787 shares of common stock in connection with the initial public offering are reflected as issued and outstanding.


    The accompanying notes are an integral part of these financial statements

                                   TNPC, INC.
                        Consolidated Statements of Income
                                   (Unaudited)


                                                  THREE MONTHS        THREE MONTHS         NINE MONTHS        NINE MONTHS
                                                      ENDED               ENDED               ENDED              ENDED
                                                  SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                      2000                 1999               2000                1999
                                                  -------------       -------------       -------------      --------------
REVENUES
     Power Revenues                               $   7,491,386       $   1,803,702       $  11,134,876      $   4,280,250
     Gas Revenues                                    10,696,999              90,975          11,811,407          1,421,296
                                                  -------------       -------------       -------------      -------------
REVENUES                                          $  18,188,385       $   1,894,677       $  22,946,283      $   5,701,546

COST OF SALES
     Power Purchases                                  7,939,282           1,494,669          10,933,751          3,119,541
     Gas Purchases                                    8,941,448              89,207           9,978,779            980,972
                                                  -------------       -------------       -------------      -------------
COST OF SALES                                        16,880,730           1,583,876          20,912,530          4,100,513
                                                  -------------       -------------       -------------      -------------
GROSS PROFIT                                          1,307,655             310,801           2,033,753          1,601,033

OPERATING EXPENSES                                   72,489,731           6,193,959         118,047,910         14,210,168
                                                  -------------       -------------       -------------      -------------
OPERATING INCOME (LOSS)                             (71,182,076)         (5,883,158)       (116,014,157)       (12,609,135)
INTEREST (INCOME) EXPENSE                            (1,266,243)                 --          (3,676,478)                --
                                                  -------------       -------------       -------------      -------------

INCOME (LOSS) BEFORE INCOME TAXES                   (69,915,833)         (5,883,158)       (112,337,679)       (12,609,135)
PROVISION FOR INCOME TAXES                                   --                  --                  --                 --
                                                  -------------       -------------       -------------      -------------

NET INCOME (LOSS)                                 $ (69,915,833)      $  (5,883,158)      $(112,337,679)     $ (12,609,135)
                                                  =============       =============       =============      =============

BASIC AND DILUTIVE NET LOSS PER COMMON SHARE
        ACTUAL                                    ($       2.96)                          ($       5.06)
        PRO FORMA                                 ($       1.23)*                         ($       2.03)*

WEIGHTED AVERAGE SHARES USED TO COMPUTE BASIC
   AND DILUTIVE NET LOSS PER COMMON SHARE
        ACTUAL                                       23,581,097                              22,189,251
        PRO FORMA                                    56,741,889 *                            55,350,043 *

   * Pro forma earnings per share calculation assumes the 27,600,000 shares issued in the Company's initial public offering in October 2000 (including the underwriters' overallotment) and the automatic cashless conversion of Class B warrants into 5,560,787 shares of common stock in connection with the initial public offering, were outstanding for the entire periods presented. Pro forma earnings per share does not assume the conversion of 69,070,800 outstanding Class A warrants into common stock because inclusion of such would be anti-dilutive.


    The accompanying notes are an integral part of these financial statements

                                   TNPC, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                            THREE MONTHS       THREE MONTHS       NINE MONTHS         NINE MONTHS
                                                               ENDED              ENDED              ENDED               ENDED
                                                            SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                                2000               1999                2000               1999
                                                            -------------      -------------      -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Reconciliation of net loss to net cash used by operating activities

      Net loss                                              $ (69,915,833)   $  (5,883,158)   $(112,337,679)   $ (12,609,135)
      Depreciation and amortization                             1,570,157               --        1,570,157               --
      Deferred compensation                                     2,786,171               --        8,835,665               --
Changes in assets and liabilities
      (Increase) decrease in accounts receivable               (8,326,379)       1,955,123       (8,094,199)       2,826,910
      Increase in inventory                                   (19,912,082)              --      (19,912,082)              --
      Increase in prepaids                                     (1,814,176)              --       (4,115,764)              --
      Increase (decrease) in accounts payable and accrued
        liabilities                                            28,737,358           66,964       53,791,447         (429,394)
      Increase (decrease) in due to affiliate                   9,929,245               --        6,808,912         (134,900)
      Increase in other assets                                   (334,321)              --       (3,832,733)              --
                                                            -------------    -------------    -------------    -------------
     NET CASH USED IN OPERATING ACTIVITIES                    (57,279,860)      (3,861,071)     (77,286,276)     (10,346,519)
                                                            -------------    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Cash issued to purchase a business                      (44,494,416)              --      (44,494,416)              --
      Capital expenditures                                       (175,000)              --      (10,495,077)              --
                                                            -------------    -------------    -------------    -------------
     NET CASH USED IN INVESTING ACTIVITIES                    (44,669,416)              --      (54,989,493)              --
                                                            -------------    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from Sale of Common Stock & Warrants           109,400,040               --      214,400,040               --
      Contributions from EES                                      700,000        3,861,071        3,563,949       10,346,519
                                                            -------------    -------------    -------------    -------------
     NET CASH PROVIDED FROM FINANCING ACTIVITIES              110,100,040        3,861,071      217,963,989       10,346,519
                                                            -------------    -------------    -------------    -------------

INCREASE IN CASH AND CASH EQUIVALENTS                           8,150,764               --       85,688,220               --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 77,537,456               --               --               --
                                                            -------------    -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  85,688,220    $          --    $  85,688,220    $          --
                                                            =============    =============    =============    =============

    The accompanying notes are an integral part of these financial statements

TNPC, INC. NOTES TO FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND FORMATION

      TNPC, Inc. ("TNPC"), formerly named EMW Energy Services Corp., is the successor to an operating unit of Enron Energy Services, LLC ("EES") which is a subsidiary of Enron Corp. ("Enron"). TNPC, generally through its subsidiary The New Power Company, provides retail marketing and retail sales of natural gas and electricity to residential and small commercial customers in nine states, primarily Ohio, Pennsylvania and New Jersey. TNPC is focusing substantially all of its resources on expanding its current marketing efforts from servicing regional markets to being recognized as a national retail provider of energy to residential and small commercial customers as additional markets continue to restructure the retail sale of energy.

NATURE OF OPERATIONS

      TNPC is a new company with a limited operating history and an unproven business model in the new and rapidly evolving restructured retail energy markets. The development of TNPC's operations will depend upon, among other things, favorable markets opening under viable competitive rules, TNPC's ability to expand its customer base in initial markets and the ability to enter new markets in a timely manner at reasonable costs. Only recently have a number of markets opened to competition under rules that management believes may offer attractive competitive opportunities.

      TNPC has incurred net losses since inception and management expects to continue to incur losses for a significant period of time. TNPC's ability to generate revenue is subject to uncertainty and TNPC intends to increase operating expenses significantly to develop its business. TNPC's ability to become profitable will depend on, among other things, its ability to attract and retain a critical mass of customers at a reasonable cost, to develop internal corporate organization and systems, and to manage effectively its energy requirements and sell its energy at a sufficient margin.

      As described further in Note 9, TNPC completed an initial public offering ("IPO") of its common stock in October 2000 which netted proceeds of approximately $544 million. Prior to the IPO, TNPC had financed its activities through contributions from EES and, after January 6, 2000, through private placements of its common stock and warrants to purchase its common stock. As discussed below, TNPC was capitalized in an initial private placement of $100 million and funding was completed on January 6, 2000. Further private placements of TNPC common stock and warrants were made in May 2000 and July 2000 of $10 million and $104.4 million, respectively.

      In the opinion of TNPC, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of TNPC as of September 30, 2000, and the results of its operations and cash flows for the three and nine months ended September 30, 2000 and September 30, 1999. The accompanying financial statements should be read in conjunction with the financial statements and notes included in TNPC's prospectus as filed
October 4, 2000. Income from interim periods may not be indicative of future results. Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation. Other than as noted, adjustments were of a normal, recurring nature.

CAPITALIZATION

      TNPC was incorporated on November 17, 1999 in the State of Delaware at which time 200,000 shares of common stock were issued to EES. TNPC was capitalized (the "Capitalization") through the contribution of certain assets by EES and a private placement to outside investors, pursuant to an agreement executed on December 23, 1999, in which TNPC received the following:


DESCRIPTION                                                      AMOUNT

Subscriptions to Purchase Common Stock......................  $100,000,000
EES Residential Customer Base...............................            --
EES Risk Management Software................................       235,000
Other EES Agreements (Note 6)...............................            --
                                                              ------------
   Total....................................................  $100,235,000
                                                              ------------

      The transfer of assets from EES has been accounted for at historical costs as a reorganization of companies under common control in a manner similar to a pooling-of-interests. Accordingly, all assets contributed by EES have been recorded at their historical basis to EES. There was no historical recorded basis related to the residential customer base of EES or the other agreements it contributed to TNPC.

      For contributing its residential customer base, certain risk management systems and regulatory, risk management, commodity service, and other agreements to TNPC (see Note 6), EES subscribed to receive 14,800,000 shares of TNPC voting common stock and Class A warrants to purchase 45,000,000 shares of non-voting TNPC common stock. EES contributed 5,000,000 of its shares of TNPC's common stock to an affiliated limited liability company ("LLC"). The LLC is owned by EES and a limited partner, whose general partner is an executive of Enron.

      For their agreement to contribute $100,000,000 of cash to TNPC, other investors subscribed to receive 5,000,000 shares of TNPC common stock and Class A warrants to purchase 15,000,000 shares of non-voting TNPC common stock and Class B warrants to purchase 10,322,800 shares of non-voting TNPC common stock.

      Also in connection with services performed related to the initial private placement, an executive of EES was granted the right to receive 2,064,400 shares of non-voting TNPC common stock. The shares issuable under this agreement were valued at $8.0 million based on their fair market value as of the date of grant. Operating expenses in 1999 include an $8.0 million expense attributable to the granting of these shares and the fair value of the shares is reflected as a component of additional paid-in capital.

      Funding of the private placement was completed on January 6, 2000 and all of the subscribed shares and subscribed Class A and Class B warrants were issued.

      In June 2000 EMW Energy Services Corp. changed its name to TNPC, Inc., a Delaware corporation.

      In July 2000, TNPC sold 9,070,800 Class A warrants to purchase the non-voting common stock of TNPC and 639,000 shares of non-voting common stock of TNPC to a group of investors for $104,400,000 in cash. A limited partnership, whose general partner is an executive of Enron, subscribed to purchase 4,651,600 Class A Warrants for $50,000,000 in cash.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The financial statements present the balance sheets, statements of operations and statements of cash flows applicable to operations related to the residential customers contributed by EES and the customers acquired from Columbia Energy Group since the acquisition on July 31, 2000 as described in
Note 3. The underlying data for the prior period comparative financial statements has been derived from the books and records of EES.

      Prior to the Capitalization, TNPC did not maintain corporate treasury, accounting, tax, purchasing and other similar corporate support functions. For purposes of preparing the accompanying financial statements, certain EES corporate costs were allocated to TNPC using the allocation method described in
Note 6.

STOCKHOLDERS' EQUITY

      As of September 30, 2000 TNPC had authorized (a) 400,000,000 shares of voting Common Stock, $.01 par value, of which 21,702,600 were issued and outstanding, (b) 100,000,000 shares of non-voting common stock, of which 2,703,400 were issued and outstanding and (c) 50,000,000 shares of Preferred Stock, $.01 par value, of which none were issued or outstanding.

      TNPC also issued Class A and Class B warrants to purchase the common stock of TNPC in connection with the Capitalization and the second private placement. The Class A warrants allow the purchase of 69,070,800 shares of non-voting common stock of TNPC at an exercise price of $0.05 per share, exercisable over a five-year period beginning December 31, 2000. The Class B warrants have been converted into 5,560,787 shares of common stock in connection with the IPO as described in Note 9.

STOCK SPLIT

      In September 2000, TNPC's board of directors elected to amend TNPC's Certificate of Incorporation to increase the number of authorized shares of common stock from 2,000,000 to 500,000,000 and effected a 200 for 1 split of its common stock. All share and per share information herein has been retroactively restated as if the split occurred as of the earliest date presented.

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining TNPC's assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

      TNPC considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The recorded carrying amounts of TNPC's cash and cash equivalents approximate their fair market value.

INCOME TAXES

      Prior to the Capitalization, TNPC was not a separate taxable entity for federal, state or local income tax purposes. Its results of operations were included in Enron's consolidated federal and state returns. If TNPC's separately stated tax provision had been prepared in accordance with Statements of Financial Accounting Standards ("SFAS") No. 109-"Accounting for Income Taxes," no tax benefit for TNPC's net operating losses would have been recognized. These statements reflect the separate return basis approach for all years and periods prior to the Capitalization.

      For years and periods subsequent to the Capitalization, TNPC is no longer a part of a consolidated tax return and will file a separate tax return.

      Deferred taxes result from differences arising between the financial and tax bases of TNPC's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized by TNPC.

STOCK-BASED COMPENSATION

      TNPC accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.

REVENUE RECOGNITION

      TNPC recognizes revenue for the sale of electricity or natural gas once the commodity has been delivered to a customer. Unbilled electricity and natural gas sales are estimated and recorded each period. If TNPC maintains the risk of loss for transmission and delivery, revenue for these charges will be recognized. If these charges are passed through to the customer from the utility, and TNPC does not maintain the risk of loss, neither revenue nor costs for the transmission and distribution charges are recognized.

INVENTORY AND IMBALANCES

      Inventories represent natural gas in storage, and are stated at the lower of cost or market. In addition, the Company delivers natural gas to the local distribution companies for further delivery to the Company's customers. Actual usage by the Company's customers will differ from the amount of natural gas delivered to the local distribution companies. This difference is referred to as an "imbalance" and is stated at the lower of cost or market. The Company periodically compares the carrying value of natural gas in inventory and imbalances resulting from deliveries of gas to local distribution companies in excess of actual usage to its realizable market value. The carrying value of any inventory or imbalances deemed to be not realizable are charged to earnings.

NET LOSS PER COMMON SHARE

      Common equivalent shares related to stock options and warrants are excluded from the earnings per share calculation because their effect is antidilutive. Accordingly, basic and diluted loss per common share are equivalent. Common equivalent shares at September 30, 2000, consisted of the 69,070,800 Class A warrants purchased in the two private placements and the Class B warrants which were converted into 5,560,787 common shares in connection with the IPO in October 2000. Common equivalent shares attributable to the Class A warrants at September 30, 2000, computed on the treasury stock method, would have been approximately 68,900,000 shares.

      TNPC was not a separate legal entity for substantially all of the periods prior to the Capitalization and had no historical capital structure. Therefore, historical earnings per share prior to 2000 have not been presented in the financial statements.

CERTAIN RISKS AND CONCENTRATIONS

      TNPC sells its energy services to residential and small commercial customers in the United States.

      TNPC's business is subject to many risks and uncertainties including dependence on favorable regulatory developments, dependence on services provided by third parties, potential conflicts of interest with principal stockholders, substantial fluctuations in energy commodity prices, growth and commercial acceptance of the Internet, activities of competitors, dependence on key personnel and limited operating history.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

      SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after issuance; however, SFAS No. 133 cannot be applied retroactively. TNPC will adopt SFAS No. 133 in the first quarter of 2001.


NOTE 3-ACQUISITION OF COLUMBIA

      In July 2000, TNPC acquired the residential and small commercial retail energy business of the Columbia Energy Mass Markets Business Segment ("Columbia"), a retail provider of electricity and natural gas to residential and small commercial customers in the United States. The acquisition was accounted for as a purchase. Total purchase consideration included $11.7 million in cash and 602,200 shares of common stock of TNPC with an estimated value of $6.4 million. Up to an additional $3.9 million of cash consideration can be earned by Columbia if specified levels of customer retention are maintained over the one-year period from the closing of the acquisition. The contingent consideration will be accrued in the period in which it becomes probable and can be reasonably estimated. The accrual of contingent consideration will increase the value of intangible assets acquired and the related amortization subsequent to the settlement of the contingent liability. The preliminary allocation of the purchase price is as follows:


                                                                  AMOUNT

Non-Competition Agreement....................................   $5,000,000
Use of Brands and Trademarks.................................    5,000,000
Customer List................................................    8,100,000
                                                               -----------
Total Assets Acquired........................................  $18,100,000
                                                               -----------

      Intangible assets acquired will be amortized on a straight-line basis over their useful lives, currently estimated at 3 years.

      As a part of TNPC's asset purchase agreement with Columbia, TNPC assumed Columbia's rights and obligations under a January 1, 2000 Gas Purchase Agreement between Enron North America Corp. and Columbia. The agreement identifies term gas volume commitments that Columbia agreed to purchase from Enron North America. Pursuant to the assumption, TNPC will purchase gas from Enron North America in the amounts and at the negotiated market based indexed rates and terms contained in the agreement. This agreement will expire on March 31, 2001. TNPC also assumed Columbia's rights and obligations under two master agreements between Enron North America and Columbia. Physical hedge transactions and financial derivative transactions subject to these agreements and related to Columbia's retail operations were assigned to and assumed by TNPC as part of this transaction.

      Also in July 2000, TNPC paid Columbia $32.8 million for natural gas in storage and certain accounts receivable.

      The following unaudited pro forma condensed financial information for the year ended December 31, 1999 and the nine month period ended September 30, 2000 is presented to show the results of TNPC as if the acquisition from Columbia occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to intangibles, and are not necessarily indicative of what the results would have been had the transaction actually occurred on the aforementioned dates.


                                                                NINE MONTHS
                                                  YEAR ENDED       ENDED
                                                 DECEMBER 31,   SEPTEMBER 30,
                                                     1999           2000


Revenues......................................   $114,508,409   $ 113,044,925
Gross Profit..................................   $   (936,429)  $   9,676,777
Net Loss......................................   $(77,638,563)  $(121,619,819)
Basic and diluted loss per share..............   $      (3.56)  $       (5.37)


NOTE 4-2000 STOCK PLAN

      TNPC adopted the 2000 Stock Plan (the "Plan"). The Plan allows TNPC, through the compensation committee of TNPC's board of directors (the "Committee"), to grant options or restricted stock to employees, board members and service providers. A total of up to 18,419,400 shares may be issued under the plan and, after September 1, 2000, no single optionee may be granted more than 1,500,000 shares in any calendar year. The exercise price for options granted under the plan, as determined by the Committee, will be no less than market value of the TNPC common stock on the date the option is granted. The term of exercise for options granted under the plan will generally be ten years from the effective date of the option agreement. The plan has a term of ten years. During the nine months ended September 30, 2000, TNPC granted options to purchase 1,316,600 shares under the plan at a price of $3.88 per share based on the value of the private placement closed in January 2000 and described in Note 1, options to purchase 1,430,000 shares of common stock at an exercise price of $9.69 per share based on the value of a May 2000 private sale of common stock, and options to purchase 8,329,400 shares of common stock at $21.00 per share based on the IPO price.

NOTE 5 - EMPLOYMENT AGREEMENTS

      During 2000 TNPC entered into employment agreements with its key executives. As part of these arrangements the employees will receive salaries, performance bonuses, options to purchase common stock of TNPC under the Plan and certain executives will receive compensation from TNPC to make them whole for equity interests in their former employers which they forfeited to join TNPC. With respect to make-whole arrangements with executives which are subject to vesting arrangements, we expect to expense an aggregate of $10.5 million between September 30, 2000 and December 31, 2003. Two executives received grants of $5,000,000 in restricted stock upon consummation of the IPO valued at the IPO price, which amount will be expensed over the applicable vesting period. During the nine month period ended September 30, 2000, charges totaling

$8,835,665 have been recorded to operating expenses related to arrangements under the make whole provisions and restricted stock grants pursuant to the employment agreements.

NOTE 6-RELATED PARTY TRANSACTIONS

MASTER SERVICES AGREEMENT

      In connection with the Capitalization, TNPC entered into a Master Services Agreement ("MSA") with Enron and EES pursuant to which Enron and EES have agreed to provide TNPC with certain administrative and risk management services over various time periods. In particular, EES agreed to provide TNPC with risk management consulting and hedging services at no charge until January 6, 2001. TNPC has the option to continue using EES as their provider for these services after January 6, 2001 for up to three years on such terms and for such fees payable to EES as shall be mutually agreed. Enron also agreed to provide certain basic services of its Government Affairs department at no charge until January 6, 2003 to handle various government regulatory and legislative issues and activities that may confront TNPC. Enron's Government Affairs department will also handle specific requests not included among the basic services provided under TNPC's standard service agreement for such fees as shall be mutually agreed. Enron and EES also agreed to provide TNPC with general corporate services such as facility maintenance and human resources support at no charge through October 6, 2000. Finally, Enron and EES contributed the services of certain of their employees until July 6, 2000 who worked on a full-time basis to handle general administrative services, on TNPC's behalf. TNPC has reimbursed Enron and EES for their costs associated with these employees. As part of the Capitalization, Enron agreed to continue to service, on TNPC's behalf, the natural gas and electricity customers to be transferred to TNPC when TNPC receives necessary regulatory permits. Prior to that time, the economic benefits and burdens of these contracts are being transferred to TNPC.

      TNPC has the option to discontinue any of the services provided by Enron and EES upon thirty days prior written notice. The MSA does not require that TNPC contract exclusively with Enron and EES and does not require that TNPC continue to use some or all of the services in the future.

ALLOCATED COSTS

      The financial statements of TNPC reflect certain allocated operating expenses from EES and Enron. Such allocations and charges are based on a percentage of total operating expenses for the services provided, based on factors such as headcount or the specific level of activity directly related to such costs. For the three months ended September 30, 2000 and 1999, respectively, approximately $700,000 and $3,861,071 of operating expenses were allocated to us from Enron and Enron Energy Services. For the nine months ended September 30, 2000 and 1999, respectively, approximately $3,563,949 and $10,346,519 of operating expenses were allocated to us from Enron and Enron Energy Services. These costs relate to general corporate support such as accounting and treasury and certain costs incurred under the MSA for which EES and Enron will not be reimbursed by TNPC. These costs have been recorded as operating expenses by TNPC and reflected as paid-in capital from EES.

      Management believes that the allocation methods used are reasonable and reflective of TNPC's proportionate share of such expenses and are not materially different from those that would have been incurred on a stand-alone basis.

PURCHASES

      Prior to the acquisition of Columbia, EES provided TNPC with all of its natural gas and power supply for each period presented. The purchases were priced at an index price adjusted to reflect the point of delivery of the commodity. All purchases and sales of commodity products were based upon physical transactions. TNPC did not utilize commodity derivative instruments, however, on a portfolio basis, EES utilized such instruments in its commodity purchase and sale activities. The effects of such usage is not included in the cost of sales to TNPC. Since the acquisition of Columbia, effective July 31, 2000, TNPC has purchased $22.4 million of commodities from Enron.

COMMODITY SUPPLY AGREEMENTS

      TNPC entered into a Master Energy Purchase and Sale Agreement (the "Electricity Agreement") effective as of January 6, 2000 with Enron Energy Services, Inc. ("EESI"), a subsidiary of EES, which provides TNPC the ability to purchase up to an aggregate of 2,000,000 kWs of electric power per hour from EESI on either an interruptible or firm basis. TNPC has also entered into a Master Purchase and Sales Agreement (the "Gas Agreement") effective as of January 6, 2000 with EESI which provides TNPC the ability to purchase up to an aggregate of 800,000 MMBtus of natural gas per day from EESI on either an interruptible or firm basis. Neither the Electricity Agreement nor the Gas Agreement obligates TNPC to purchase commodities from EESI. Under both the Electricity Agreement and the Gas Agreement, TNPC has the option to purchase forward quantities of the applicable commodity at either EESI's intra-day wholesale sales price or their wholesale sales price at the close of business on the day of TNPC's purchase request based on specified indices. This wholesale sales price will be adjusted for applicable load shape, locational basis and, in the case of electric power, service delivery voltage, but such adjustments do not include any premiums for small quantity, odd lot or liquidity. Under both the Electricity Agreement and the Gas Agreement, TNPC also has the option to make spot purchases during any month at EESI's then current intra-day wholesale sales price, subject to the same adjustments set forth above.

      Upon the earlier to occur of TNPC's first commodity purchase under the agreements or December 31, 2000, EESI will provide TNPC certain management services, including load forecasting, scheduling, imbalance management invoicing and, in the case of the Gas Agreement, nominating and position reporting at no cost for a period of six months. At the end of that six month period, TNPC may elect to continue receiving some or all of these services at specified costs set forth in the Electricity Agreement or the Gas Agreement, as applicable, until the ultimate termination of that agreement.

      The Electricity Agreement and the Gas Agreement are each effective until January 2002, but TNPC has the option to extend the term of each agreement until January 2004.

NON-COMPETITION AGREEMENT

      TNPC has entered into a non-competition agreement with Enron and EES pursuant to which Enron and EES have agreed not to engage in certain activities related to the retail sale of natural gas or electricity to residential customers until January 6, 2005. The non-competition agreement may be terminated at any time between January 6, 2003 and January 6, 2005 if Enron and its controlled affiliates (including EES) own less than 15% of TNPC's common stock on a fully-diluted basis and less than 15% of TNPC's directors are affiliated with Enron or its controlled affiliates. The non-competition agreement will also terminate immediately in the event of specified change of control transactions relating to Enron. In addition, the non-competition agreement will terminate immediately as to EES if EES is no longer a controlled affiliate of Enron and all of TNPC's common stock held by EES is transferred to Enron or one or more controlled affiliates of Enron.

BUSINESS OPPORTUNITY AGREEMENT

      TNPC has entered into a business opportunity agreement with Enron pursuant to which TNPC renounced any interest or expectancy TNPC may have in any business opportunity that does not consist exclusively of the businesses permitted by its certificate of incorporation. Subject to the terms of TNPC's noncompetition agreement with Enron and EES, the business opportunity agreement also allows Enron and its affiliates to engage in the same businesses that TNPC currently anticipates to be engaged in, even if those business activities cause them to compete against TNPC.

SOFTWARE AGREEMENT

      As part of the Capitalization, TNPC entered into a software agreement with EES whereby EES assigned to TNPC a joint and equal interest in and to specified risk management software and documentation, including source code and any intellectual property rights (other than trademark-related rights) in and to software and related documentation.

      EES is obligated to provide maintenance and support services to TNPC for the software until October 6, 2000. On this date, TNPC will have the option to request that EES deliver a copy of the then-current version of the software. Thereafter, EES is obligated to offer to provide maintenance and support services to TNPC for three years on commercially reasonable terms at least as favorable as those offered by EES to other non-affiliated software customers.

SETTLEMENT CONTRACT WITH EES

      Effective July 2000, TNPC and EES entered into an agreement that clarified the margin calculation for the contributed contracts. For the electricity customers in California, both parties agreed that the monthly margin will equal the "green" energy credit allowed under regulation, less the incremental cost of acquiring green power. For the gas customers in Ohio, TNPC will receive a margin of 7% of sales revenue. This agreement will remain in effect until the customers are transferred from EES to TNPC in 2001.

NOTE 7-FEDERAL INCOME TAXES

      TNPC incurred losses for tax purposes from inception through the Capitalization that were reported and included in the consolidated Enron group. The tax losses incurred prior to December 23, 1999 do not carry over to TNPC. No provision for income taxes has been recorded to reflect any benefits received resulting from the utilization of the prior losses. As a result, only losses incurred from December 23, 1999 are available to TNPC as a net operating loss carryforward to reduce taxes payable on future income.

DEFERRED INCOME TAXES

      The principal components of TNPC's deferred income tax liability at September 30, 2000 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. The major types of deferred income tax assets and liabilities are depreciation, amortization and other deferred debits and credits. A valuation allowance was provided to completely reserve all deferred tax assets due to the uncertainty of future taxable income.

      As of September 30, 2000, deferred tax assets related to losses incurred since the Capitalization have been fully reserved with a valuation allowance due to the uncertainty of future taxable income.

NOTE 8-COMMITMENTS AND CONTINGENCIES

INTERACTIVE MARKETING AGREEMENT

      In November 1999, TNPC entered into a marketing agreement with America Online ("AOL") which gives TNPC exclusive rights to market energy products directly to consumers through AOL's online system. The agreement is for a term of six years ending November 2005 and requires variable semi-annual payments aggregating $49,000,000. EES paid $10,000,000 related to this agreement on behalf of TNPC during 1999. Such amount, which was repaid in January 2000, is reflected in the accompanying balance sheet as other assets and amount due to affiliate at December 31, 1999. TNPC will record this amount as expense over the period access is provided to AOL's online system, which commenced in September 2000. Future payments will be expensed over the period in which access is provided to AOL's online system. TNPC will be required to issue up to approximately 2,580,600 shares of its common stock to AOL if certain levels of customer acquisition are achieved. As the shares are earned by AOL, TNPC will record an operating expense equal to the fair value of the shares earned during a specific period. No shares have been earned or issued as of September 30, 2000. Additionally, if total customer acquisition from the agreement exceeds a pre-determined threshold, TNPC will pay AOL a cash payment based on the excess number of customers over the specified threshold at a pre-determined rate per customer.

OUTSOURCING AGREEMENT

      TNPC has entered into a services agreement with International Business Machines Corporation ("IBM"), pursuant to which IBM will provide TNPC with certain systems integration services and other services relating to customer acquisition, customer care and revenue management over a ten-year term. The agreement provides for a combination of fixed and variable fees. The aggregate systems integration services are estimated to be between $65 and $75 million, of which approximately $10 million will be capitalized. For services relating to customer acquisition, customer care and revenue management, fees are a combination of fixed and variable as our customer base grows. Effective June 1, 2000, TNPC began paying IBM a fixed fee of $1,000,000 per month for the term of the agreement until the total monthly fees reach specified thresholds, plus a variable fee based on number and type of customer. The variable fee includes separate components for each customer that vary based on whether the customer is served online or by mail, a separate fee for each market entered and a per minute customer service charge. The $10,200,000 pertains to software license fees paid to IBM for the use of software relating to customer acquisition, customer care, and revenue management. The license fees will be written off over the license periods on a straight line basis beginning August 2000. The license periods vary from three to ten years for the software licenses acquired. The agreement generally provides that IBM will be the exclusive provider of most of TNPC's revenue management and customer care services, but allows TNPC to procure third party services under certain circumstances.

      In addition to the services agreement, TNPC entered into a subscription agreement with IBM pursuant to which IBM agreed to purchase shares of TNPC's common stock. First, IBM agreed to purchase 1,100,400 shares of TNPC's common stock in exchange for $10,000,000, payable in equal installments on May 31, 2000 and September 29, 2000. Second, IBM agreed to purchase 476,190 shares of TNPC's common stock in exchange for $5,000,000, payable on December 29, 2000. The difference between the IPO price of $21.00 per share and the discounted purchase price of $10.50 per share will be recorded as an additional operating expense. Finally, IBM agreed to purchase shares of TNPC's common stock on December 31, 2001 at the average daily closing price of TNPC's common stock on the New York Stock Exchange for the twenty trading days prior to December 31, 2001 in exchange for $5,000,000, as long as such average exceeds 50% of the price per share in the IPO.

LITIGATION

      In February 2000, EES entered into a final judgement and permanent injunction with the State of California to settle allegations that EES had violated laws relating to advertising directed to residential consumers for sales of electric power in 1997 and 1998. The injunction enjoins EES (and all persons, corporations, successors, assigns or other entities acting by, through or under or on behalf of or acting in concert with or participating with EES) from violating such rules with respect to the sale of Enron branded electricity to California residential customers. The injunction imposes procedural disadvantages with respect to the covered parties for any future violations of the injunction, and EES was required to make certain monetary payments. TNPC does not intend to market or sell electricity under an Enron brand in California, and therefore, although the injunction may technically apply to TNPC, TNPC does not believe it will have any practical application to TNPC. Accordingly, in the opinion of management, such injunction will have no effects on the financial position or results of operations of TNPC.

      In October 1999, EES entered into a consent order with the New Jersey Division of Consumer Affairs and Board of Public Utilities to settle allegations that an independent marketing company retained by EES had violated marketing practice rules for retail natural gas sales. The consent order did not constitute a finding that Enron or its affiliates had engaged in any wrongdoing. The consent order required monetary payments and an agreement to adopt policies relating to compliance with marketing rules. Accordingly, in the opinion of management, such injunction will have no effects on the financial position or results of operations of TNPC.

      TNPC received correspondence from NewEnergy, Inc. alleging that the name of TNPC's operating subsidiary, The New Power Company, is confusingly similar to NewEnergy's name, and to the name New Energy Ventures, under which NewEnergy does business. The correspondence requests TNPC to stop using the name The New Power Company on grounds that it infringes upon NewEnergy's rights. TNPC's management has reviewed this claim and does not believe NewEnergy's claim is valid and does not intend to cease using TNPC's name. At this point, no formal proceedings have been initiated.

      At September 30, 2000, TNPC was engaged in routine disputes and litigation arising in the ordinary course of business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse effect on the financial position or results of TNPC.

NOTE 9-SUBSEQUENT EVENTS

INITIAL PUBLIC OFFERING OF COMMON STOCK

      On July 14, 2000, TNPC filed a registration statement on Form S-1 (Registration No. 333-41412) relating to an initial public offering of its common stock for a proposed maximum aggregate offering price of $400 million. On October 4, 2000, TNPC's registration statement on Form S-1 relating to its initial public offering was declared effective by the Securities and Exchange Commission. The registration statement registered 27.6 million shares of TNPC's common stock for a proposed maximum aggregate offering price of $579.6 million. TNPC sold 24 million shares of its common stock in the offering, which closed on October 11, 2000. The public offering price was $21.00 per share of common stock and the underwriting discount was $1.21 per share of common stock. On October 11, 2000, the underwriters for the offering exercised the over-allotment option granted to them by TNPC in connection with the offering for an additional 3,600,000 shares of common stock, which closed on October 13, 2000. The proceeds from the offering, after deducting the underwriting discount and estimated expenses, were approximately $544 million.

      In connection with the effectiveness of the registration statement on October 4, 2000, all of the outstanding Class B warrants automatically converted into a total of 5,560,787 shares of common stock via a cashless conversion feature.

        The pro forma balance sheet earnings per share data included in these financial statements assume that the 27,600,000 shares of common stock sold in the public offering and the 5,560,787 shares issued as a result of the conversion of the Class B warrants were outstanding as of the beginning of each period presented.

ACQUISITION OF PECO CUSTOMERS

      In October 2000, TNPC reached an agreement with PECO Energy Company ("PECO") to supply "Competitive Default Service" for up to 299,000 of PECO's electricity customers who have not selected a competitive energy services provider.

      PECO provides electric delivery service in southeastern Pennsylvania, which is one of TNPC's initial target markets. Pursuant to requirements in the 1998 settlement of PECO's electric restructuring case, PECO issued a request for proposal for a third party to supply Competitive Default Service to 20% of its residential customers for a three-year term beginning January 1, 2001. PECO selected TNPC's subsidiary, The New Power Company, in this process, and the two parties reached a definitive agreement on October 18, 2000.

      Under the agreement with PECO, The New Power Company is committed to provide electricity at a discount to PECO's current rates for residential customers who participate in this program. The customers will be selected on a random basis. The agreement is subject to regulatory approval by the Pennsylvania Public Utility Commission (the "PUC") and has been challenged by the two losing bidders. The PUC has not set forth a definitive schedule for reviewing the agreement or the challenges, but TNPC believes the PUC will review the agreement and the challenges in the near future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information should be read in conjunction with the information contained in the Consolidated Financial Statements of TNPC and related notes thereto, contained herein, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations contained in TNPC's registration statement on Form S-1, which was declared effective on October 4, 2000. The discussion contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein, during periods covered by the forward-looking statements, include the Company's limited operating history; delays or changes in the rules for the restructuring of the electric and natural gas markets; the Company's ability to attract and retain customers; its ability to manage its energy requirements and sell energy at a sufficient margin; its dependence on third parties to provide critical functions to the Company and to customers; and other factors identified in our recent prospectus. We have a limited operating history and intend to expand our operations significantly. Accordingly, we do not believe the discussion and analysis of our historical financial condition and results of operations set forth below are indicative nor should they be relied upon as an indicator of our future performance.

OVERVIEW

      In November of 1999, we were formed by Enron Corp. to target the rapidly restructuring residential and small commercial markets for electricity and natural gas. We intend to become the first nationally branded provider of electricity and natural gas to residential and small commercial customers in the United States.

      We were capitalized through the contribution of certain assets by Enron Energy Services and a private placement to outside investors, pursuant to an agreement executed on December 23, 1999. On January 6, 2000, we completed our initial private placement of common stock and two classes of warrants in exchange for an aggregate of $100 million in cash. In exchange for its ownership, Enron Energy Services agreed to contribute its residential electricity and natural gas customers in California and Ohio to us, subject to applicable regulatory approvals, and entered into a number of agreements with us which we believe will offer us competitive advantages as we grow our business. Pending actual transfer of the Enron customers to us, Enron will continue to serve those customers, with the economic benefits and burdens of the customer contracts assigned to us.

      In November 1999, we entered into a marketing agreement with AOL to assist us in reaching a broad customer base in a cost-efficient manner. Under the terms of the AOL agreement, we will be required to make total payments of $49 million over the term of the six year agreement, of which $15.8 million had been paid as of September 30, 2000. We also agreed to issue 258,060 shares of our common stock to AOL for each 100,000 customers that subscribe to our service through AOL, up to one million customers, and thereafter to pay AOL $25 for each customer over one million that subscribes through AOL.

      Following our initial private placement, we focused our efforts on hiring our management team, refined our plans for the initial launch of our services in Pennsylvania and New Jersey in September 2000, developed our operating infrastructure, negotiated the acquisition of customers from Columbia and identified other target markets. In conjunction with these activities, in May 2000, we entered into an agreement with IBM, pursuant to which IBM will provide us with systems integration and other services relating to customer acquisition, customer care and revenue management over a ten-year term. We estimate the aggregate systems integration service fees will be between $65 and $75 million, all but approximately $10 million of which will be expensed as incurred. For services relating to customer acquisition, customer care and revenue management, fees are a combination of fixed and variable as our customer base grows. Effective June 1, 2000, TNPC began paying IBM a fixed fee of $1,000,000 per month for the term of the agreement until the total monthly fees reach specified thresholds plus a variable fee based on number and type of customer. The variable fee includes separate components for each customer that vary based on whether the customer is served online or by mail, a separate fee for each market entered and a per minute customer service charge. We anticipate that costs incurred under this agreement will approximate $55 million for the year ending December 31, 2000. In connection with the IBM agreement, IBM agreed, among other things, to purchase $5 million of our common stock valued at one half of the initial public offering price, on December 29, 2000. We will expense the discount of $5 million on a straight line basis over 10 years, the life of the agreement.

      On July 31, 2000, we acquired the residential and small commercial retail energy business of Columbia Energy Group and some of its affiliates, which included approximately 20,000 electricity customers and 285,000 natural gas customers, primarily in Georgia, Ohio and Pennsylvania. The purchase price consisted of a cash payment of $11.7 million and the issuance of approximately 600,000 shares of our common stock. In addition, we will be required to make a payment of up to $3.9 million one year following closing depending on customer retention levels. Also, in connection with the acquisition, we purchased natural gas inventory and customer accounts receivable for approximately $32.8 million.

      We believe that the historical financial results of the Columbia operations are not reflective of what could have been achieved if the operations were conducted in accordance with our business plan, in part because, until January 2000, commodity purchasing activities were conducted through affiliates of Columbia in transactions that may not have reflected arms-length commodity pricing or hedging activities. We believe commodity margins for this business began to improve in January 2000 as a result of Enron beginning to perform commodity purchasing and risk management functions for the Columbia business under a wholesale supply agreement entered into in January 2000. The Columbia financial results also reflect unusually high bad debt and other operating expenses due to significant billing and infrastructure problems encountered by Columbia during 1999. We believe that these problems have generally been resolved as of the date of our purchase and therefore we expect these relative expense levels for the Columbia operations to improve from what was experienced in 1999.

      We are a party to an agreement with Enron and Enron Energy Services whereby Enron and Enron Energy Services will provide certain support services for us while we develop our own infrastructure. Historically, these services were provided by Enron and Enron Energy Services and recorded as contributions from parent. During the year ending December 31, 2000, we have reimbursed Enron and Enron Energy Services for certain costs they incurred on our behalf.

      Pursuant to our contribution and subscription agreement executed by TNPC and its investors as part of our initial private placement transaction, Enron Energy Services agreed to contribute and assign to TNPC specified residential customer contracts. As of the date hereof, such contracts have not actually been assigned to TNPC and are not anticipated to be assigned until 2001. As a result of the foregoing, Enron Energy Services has performed and is continuing to perform risk management activities on the commodities relevant to such customers as part of the risk management activities conducted on Enron Energy Services' entire portfolio of business, and Enron Energy Services did not and does not allocate or separately perform risk management services with respect to the contributed contracts as a separate segment. Because the trading activities performed were made on a portfolio basis without separate allocation as to the purchases of commodities for the residential customers being contributed to TNPC, the cost of sales amounts carved-out from Enron Energy Services for historical periods to represent the cost of sales of TNPC do not reflect the results of such trading activities. For the contributed electricity customers in California, our historical cost of sales is based on an index price adjusted for the applicable renewable energy source, or "green," energy credit allowed under regulation, less the incremental cost of acquiring green power. For the gas customers in Ohio, our historical results reflect Enron Energy Services' weighted average cost of sales on a settlement basis. Effective July 2000, TNPC and Enron Energy Services entered into an agreement that clarified the margin calculation for the contributed contracts. For the electricity customers in California, both parties agreed that the monthly margin will equal the green credit of $15 per mega-watt hour, less the incremental cost of acquiring green power. For the gas customers in Ohio, TNPC will receive a margin of 7% of sales revenue. This agreement will remain in effect until the customers are transferred from Enron Energy Services to TNPC in 2001. This agreement has not had a material impact on our financial results.


      In October 2000, TNPC reached an agreement with PECO Energy Company ("PECO") to supply "Competitive Default Service" for up to 299,000 of PECO's electricity customers who have not selected a competitive energy services provider.

      PECO provides electric delivery service in southeastern Pennsylvania, which is one of TNPC's initial target markets. Pursuant to requirements in the 1998 settlement of PECO's electric restructuring case, PECO issued a request for proposal for a third party to supply Competitive Default Service to 20% of its residential customers for a three-year term beginning January 1, 2001. PECO selected TNPC's subsidiary, The New Power Company, in this process, and the two parties reached a definitive agreement on October 18, 2000.

      Under the agreement with PECO, The New Power Company is committed to provide electricity at a discount to PECO's current rates for residential customers who participate in this program. The customers will be selected on a random basis. The agreement is subject to regulatory approval by the Pennsylvania Public Utility Commission (the "PUC") and has been challenged by the two losing bidders. The PUC has not set forth a definitive schedule for reviewing the agreement or the challenges, but TNPC believes the PUC will review the agreement and the challenges in the near future.

      We have a limited operating history on which to evaluate our business and prospects. We believe that our prospects must be evaluated in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as retail energy markets. We believe that our success will depend in a large part upon our ability to attract and retain a significant number of customers in each of our principal markets and serve those customers in a profitable manner. Accordingly, we intend to increase significantly our spending on sales and marketing, customer acquisition, build-up of our infrastructure, website development and strategic relationships. We expect that our total operating expenses for the year ended December 31, 2000 will be approximately $160 to $180 million. We have incurred and expect to continue to incur substantial losses and negative cash flows on both an annual and interim basis and the rate at which these losses will be incurred will increase significantly from current levels until we reach a sufficient scale in terms of customers acquired and retained and we achieve profitability.

      We recognize revenue for the sale of electricity or natural gas once the commodity has been delivered to the customer. Depending on the particular regulations regarding energy service providers in the various markets in which we will operate, our bills may also include charges relating to the transmission and distribution of the commodity, for which the utility is ultimately responsible. If we maintain the risk of loss for transmission and delivery, we will also recognize revenue for these charges. If these charges are passed through to the customer from the utility, and we do not maintain the risk of loss, we will not recognize revenue nor costs for the transmission and distribution charges included in our customers' bills.

RESULTS OF OPERATIONS

      TNPC's revenues are derived from the sale and delivery of electricity and natural gas to retail customers in the United States. For the three months ended September 30, 2000 and 1999, respectively, electricity revenues were $7,491,386, and $1,803,702, which constituted 41% and 95% of total revenues. For the nine months ended September 30, 2000 and 1999, respectively, electricity revenues were $11,134,876 and $4,280,250, which constituted 49% and 75% of total revenues. The increase in electricity revenues from 1999 to 2000 was largely a result of the acquisition of Columbia as of July 31, 2000.

      For the three months ended September 30, 2000 and 1999, respectively, natural gas revenues were $10,696,999 and $90,975, which constituted 59% and 5% of total revenues. For the nine months ended September 30, 2000 and 1999, respectively, natural gas revenues were $11,811,407 and $1,421,296, which constituted 51% and 25% of total revenues. The natural gas revenues for the three month periods ended September 30, 2000 and 1999 comprise a smaller portion of the annual natural gas revenues as this period contains the warmer summer months during which consumption of natural gas is at its lowest. The overall increase in gas revenues is attributable to the acquisition of Columbia as of July 31, 2000.

      TNPC's cost of sales represents the direct costs of acquiring and delivering the electricity and natural gas to our customers. For the three months ended September 30, 2000 and 1999, respectively, the cost of electricity, as a percentage of electricity revenues, totaled 106% and 83%.

For the nine months ended September 30, 2000 and 1999, respectively, the cost of electricity, as a percentage of electricity revenues, totaled 98% and 73%. The margins for electricity in 2000 were negatively impacted by one-time losses of approximately $700,000 related to the business acquired from Columbia. For the three months ended September 30, 2000 and 1999, respectively, the cost of natural gas, as a percentage of natural gas revenues, totaled 84% and 98%. For the nine months ended September 30, 2000 and 1999, respectively, the cost of natural gas, as a percentage of natural gas revenues, totaled 84% and 69%.

      TNPC's operating expenses include all those costs incurred related specifically to acquiring and supporting residential customers that were not part of the direct process of acquiring and delivering electricity and natural gas to our customers. For the three months ended September 30, 2000 and 1999, respectively, operating expenses were $72,489,731 and $6,193,959. For the nine months ended September 30, 2000 and 1999, respectively, operating expenses were $118,047,910 and $14,210,168. The increase in operating expenses for the nine months ended September 30, 2000 over the comparable prior period relates primarily to TNPC significantly increasing its staff and infrastructure beginning in April 2000 in anticipation of beginning to execute TNPC's current business plan. Also, compensation expenses recorded during the nine months ended September 30, 2000 related to the recruitment of certain executives to TNPC contributed to increased operating expenses. Specifically, $8,835,665, was expensed related to arrangements under the make whole provisions of executive employment agreements. Our operating expenses include certain allocated operating expenses from Enron Energy Services and Enron. Such allocations and charges are based on a percentage of total operating expenses for the services provided, based on factors such as headcount or the specific level of activity directly related to such costs. For the three months ended September 30, 2000 and 1999, respectively, approximately $700,000 and $3,861,071 of operating expenses were allocated to us from Enron and Enron Energy Services. For the nine months ended September 30, 2000 and 1999, respectively, approximately $3,563,949 and $10,346,519 of operating expenses were allocated to us from Enron and Enron Energy Services.

LIQUIDITY AND CAPITAL RESOURCES

      On July 14, 2000, TNPC filed a registration statement on Form S-1 (Registration No. 333-41412) relating to an initial public offering of its common stock for a proposed maximum aggregate offering price of $400 million. On October 4, 2000, TNPC's registration statement on Form S-1 registering 24,150,000 shares of common stock relating to its initial public offering was declared effective by the Securities and Exchange Commission. Also on October 4, 2000, TNPC filed a registration statement registering an additional 3,450,000 shares of common stock which became effective upon filing of the registration statement pursuant to Rule 462(b) under the Securities Act of 1933 as amended. The combined registration statements registered 27,600,000 shares of TNPC's common stock for a proposed maximum aggregate offering price of $579,600,000. TNPC sold 24,000,000 shares of its common stock in the offering, which closed on October 11, 2000. The public offering price was $21.00 per share of common stock and the underwriting discount was $1.21 per share of common stock. On October 11, 2000, the underwriters for the offering exercised the over-allotment option granted to them by TNPC in connection with the offering for an additional 3,600,000 shares of common stock, which closed on October 13, 2000. The proceeds from the offering, after deducting the underwriting discount and estimated expenses, were approximately $543,800,000.

      Net cash used in operating activities of $57,279,860 and $3,681,071 during the three months ended September 30, 2000 and 1999, respectively, and $77,286,276 and $10,346,519 during the nine months ended September 30, 2000 and 1999, respectively, resulted primarily from net losses of $69,915,833, $5,883,158, $112,337,679, and $12,609,135 for each respective period. In July
2000, we used existing cash reserves to pay the $11.7 million Columbia purchase price and $32.8 million to purchase natural gas inventory and customer accounts receivable required as part of the Columbia acquisition.

      Our operating expenses increased substantially in the third quarter of 2000 and we expect operating expenses to increase further, in part, because of our commencing substantial marketing and customer acquisition activities together with increased selling, general and administrative expenses. We are also committed to make significant payments under our agreements with IBM and AOL.

      We currently expect that the net proceeds from the initial public offering, together with the proceeds from our prior rounds of private financing and revenue from operations, will be sufficient to fund all of our working capital, capital expenditures and liquidity requirements for at least the next 24 months, absent a significant acquisition or other extraordinary transaction, which we do not currently contemplate.

      We have no debt outstanding and currently do not have a credit facility. Accordingly, we have not been exposed to near term adverse changes in interest rates or foreign currency exchange rates. We are, however, currently exploring the possibility of establishing various credit facilities to assist in providing necessary collateral and working capital on a cost effective basis. If we incur debt in the future, we may experience adverse changes as a result of changes in interest rates or foreign currency. Additionally, we do not expect inflation to have a material effect on our results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

      In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

      SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after issuance; however, SFAS No. 133 cannot be applied retroactively.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      At September 30, 2000, we held no financial instruments or investments which could be subject to interest rate or equity price risk. Therefore, we were exposed primarily to counterparty risks and risks related to commodity price changes in the electricity and natural gas markets. We conduct business solely in the United States and are not subject to foreign operations risk.

      Counterparty risk relates to the risk of loss that we would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. Historically, Enron maintained credit policies with regard to its counterparties that management believes significantly minimized its overall counterparty risk.

      Commodity price risk is the risk of loss arising from adverse movements in commodity prices. Historically, an Enron risk control group, operating separately from the units that create or actively manage these risk exposures, monitored commodity price risk to ensure compliance with Enron's stated risk management policies. Since our initial public offering, we have established a risk control group that monitors commodity price risk to ensure compliance with our stated risk management policies. Going forward, our risk management policies and procedures will be to use physical and financial products to manage our commodity price risk and maintain a balanced commodity portfolio within specified limits. Our risk management policies and procedures are modeled after Enron's risk management policies and procedures. Our policies and procedures will cover, among others, areas of (1) general authorization of transaction activity by designated individuals, (2) classification of risks into identifiable portfolios, (3) responsibilities, segregation of duties, and functions to be performed by commodity procurement, credit, legal/contract management, risk controls groups, and the chief risk officer, and (4) performance and exposure reporting and notification requirements.

      We are currently reviewing with our external auditors the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

                           PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      On July 14, 2000, TNPC filed a registration statement on Form S-1 (Registration No. 333-41412) relating to an initial public offering of its common stock for a proposed maximum aggregate offering price of $400 million. On October 4, 2000, TNPC's registration statement on Form S-1 registering 24,150,000 shares of common stock relating to its initial public offering was declared effective by the Securities and Exchange Commission. Also on October 4, 2000, TNPC filed a registration statement registering an additional 3,450,000 shares of common stock which became effective upon filing of the registration statement pursuant to Rule 462(b) under the Securities Act of 1933 as amended. The combined registration statements registered 27,600,000 shares of TNPC's common stock for a proposed maximum aggregate offering price of $579,600,000. TNPC sold 24,000,000 shares of its common stock in the offering, which closed on October 11, 2000. The public offering price was $21.00 per share of common stock and the underwriting discount was $1.21 per share of common stock. On October 11, 2000, the underwriters for the offering exercised the over-allotment option granted to them by TNPC in connection with the offering for an additional 3,600,000 shares of common stock, which closed on October 13, 2000. The proceeds from the offering, after deducting the underwriting discount and estimated expenses, were approximately $543,800,000.

      The managing underwriters for the offering were Credit Suisse First Boston Corporation, Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities Inc., CIBC World Markets Corp., PaineWebber Incorporated, Salomon Smith Barney Inc. and DLJDIRECT Inc.

      The proceeds to TNPC from the offering, after deducting the underwriting discount but before deducting expenses, were approximately $546,300,000. TNPC incurred expenses of approximately $35,800,000 million in connection with this offering, approximately $33,300,000 of which was for expenses paid to the underwriters of this offering. Mr. Peter Grauer, a member of the board of directors of TNPC, is a Managing Director of DLJ Merchant Banking, Inc. DLJ Merchant Banking, Inc. is an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, one of the managing underwriters in this offering. Therefore, a portion of the underwriting fees and expenses in this offering were paid to an affiliate of one of the members of TNPC's board of directors. The net offering proceeds to TNPC, after deducting the underwriting discount and expenses, were approximately $543,800,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 12, 2000, the stockholders of TNPC then entitled to vote executed a written consent in lieu of a meeting that nominated and elected Mr. William I Jacobs and Mr. Andrew S. Fastow to the board of directors of TNPC. On September 1, 2000, the stockholders of TNPC then entitled to vote executed a written consent in lieu of a meeting that nominated and elected Mr. Richard A. Causey to the board of directors of TNPC to replace Mr. Fastow, who resigned from the board of directors.

      On September 7, 2000, the stockholders of TNPC then entitled to vote executed a written consent in lieu of a meeting that approved the filing of the Certificate of Amendment of the Amended and Restated Certificate of Incorporation as well a 200:1 stock split of the issued and outstanding shares of voting and non-voting common stock of TNPC.

      On September 8, 2000, the stockholders of TNPC then entitled to vote executed a written consent in lieu of a meeting that approved the filing of the Second Amended and Restated Certificate of Incorporation (a copy of which may be found as Exhibit 4.1 to TNPC's Registration Statement on Form S-8 (Registration No. 333-48410)). In addition, the stockholders in that same written consent approved the TNPC 2000 Stock Plan (a copy of which may be found as Exhibit 10.15 to TNPC's Registration Statement on Form S-1 (Registration No. 333-48412)).

ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K

      (a) Exhibits

          10.24     -   Competitive Default Services Coordination Agreement
                        dated as of October 18, 2000 by and between PECO Energy
                        Company and The New Power Company

          27        -   Financial Data Schedule

      (b) Reports on Form 8-K

          None.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TNPC, INC.


Date:  November 17, 2000                   By: /s/ William I Jacobs
                                              ----------------------------------
                                              William I Jacobs
                                              Managing Director, Chief Financial
                                              Officer and Director


Date: November 17, 2000                    By: /s/ Stephen Nolan
                                              ----------------------------------
                                              Stephen Nolan
                                              Controller

                                  EXHIBIT INDEX


10.24 - Competitive Default Services Coordination Agreement dated as of October 18, 2000 by and between PECO Energy Company and The New Power Company

27    - Financial Data Schedule