Form 10-K
period 2000-12-31
NEWPOWER HOLDINGS INC
filed 2001-03-30
CIK 1119307

================================================================================

      As filed with the Securities and Exchange Commission on March , 2001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from           to

                         Commission File Number 1-16157
                             NewPower Holdings, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                  52-2208601
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)
         One Manhattanville Road
           Purchase, New York                                10577
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (914) 697-2100

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange on
       Title of Each Class                             Which Registered

Common Stock, $.01 par value, of                   New York Stock Exchange
      NewPower Holdings, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of common equity held by non-affiliates of the registrant as of March 26, 2001 was approximately $278,123,000 (based on the closing sales price of $6.25 per share as reported for the New York Stock Exchange-Composite Transactions).

         As of March 26, 2001, there were 58,150,120 shares of NewPower Holdings, Inc. common stock, par value $.01 per share, outstanding. As of March 26, 2001, there were Class A warrants outstanding to purchase 69,070,800 shares of NewPower Holdings, Inc. common stock at an exercise price of $0.05 per share.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

A portion of the information required by Part III of this report (Items 11 and 12) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the annual meeting of stockholders scheduled to be held on May 9, 2001.

================================================================================

                             NewPower Holdings, Inc.
                                    Form 10-K
                      For the Year Ended December 31, 2001

                                                                            Page
Part I

Item 1.  Business..........................................................    4

Item 2.  Properties........................................................   20

Item 3.  Legal Proceedings.................................................   20

Item 4.  Submission of Matters to a Vote of Security Holders...............   20

Part II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters...............................................   20

Item 6.  Selected Financial Data...........................................   21

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................   22

Item 8.  Financial Statements and Supplementary Data.......................   28

Item 9.  Change in and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................   54

Part III

Item 10. Directors and Executive Officers of the Registrant................   54

Item 11. Executive Compensation............................................   57

Item 12. Security Ownership of Certain Beneficial Owners and Management....   57

Item 13. Certain Relationships and Related Transactions....................   57

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...   57

SIGNATURES ................................................................   60

EXHIBITS ..................................................................   62

Item 1.  Business

General

         NewPower Holdings, Inc. ("NPW") was incorporated in Delaware in November 1999 as EMW Energy Services Corp. and in June 2000, changed its name to TNPC, Inc. We became a public company on October 5, 2000. On January 19, 2001 TNPC, Inc. changed its name to NewPower Holdings, Inc. The mailing address for NPW's headquarters is One Manhattanville Road, 3rd Floor, Purchase, New York 10577. NPW's website is www.newpower.com.

         We were formed by Enron Corp., the largest trader and marketer of electricity and natural gas in North America, to target the rapidly restructuring residential and small commercial markets for these products.

         We are the first nationally branded provider of electricity and natural gas to residential and small commercial customers in the United States. Through our subsidiary, The New Power Company, we are offering customers in restructured retail energy markets competitive energy prices, flexible payment and pricing choices, improved customer service, and other innovative products, services and incentives. Although our initial focus will be on providing electricity and natural gas, as we develop our business, we will offer additional products, services and customized solutions for residential and small commercial customers.

         We estimate that the total residential and small commercial electric and natural gas marketplace in the United States exceeds $150 billion annually, making it one of the largest consumer markets to undergo competitive regulatory restructuring. As of the end of 2000, a significant portion of markets in nine states were open to retail electric competition, and 11 states had a significant portion of markets open to retail natural gas competition. A number of other states had also approved pilot programs to evaluate restructuring on a test basis, and laws or regulatory plans providing for future retail electric competition had been adopted in several other states. In many of these jurisdictions, final rules implementing market restructuring are not yet finalized and effective, but we estimate that by the end of 2002, roughly 50% of the U.S. population, or approximately 55 million households, will be in markets where consumers can choose either their electricity or natural gas provider or both. As was the case in the deregulation of the long-distance telephone markets, we believe that a significant percentage of consumers will be receptive to switching from their monopoly energy providers to competitive providers.

         Although experiences in California with respect to power supply and wholesale pricing have received extensive media coverage, and there have been suggestions that reregulation should occur in that state and elsewhere, we believe that the combination of factors unique to California should not lead to material reregulation of retail marketing of power or gas in other states with significant markets that have restructured or are scheduled to restructure. See discussion of "California Experience" below.

         We have acquired and plan to continue acquiring customers by two principal means. First, we will market directly to customers and will acquire customers on a one-by-one basis, as is typical in a number of mass-market subscriber industries, such as telephone service. We began acquiring power customers in this fashion in select utility markets in Pennsylvania and New Jersey in September 2000. Following those efforts, we entered two additional power markets in Pennsylvania at the end of 2000, as well as two markets in Ohio at the beginning of 2001. As of December 31, 2000, we had acquired approximately 25,000 customers through our direct marketing efforts.

         In addition to direct marketing to customers, we have acquired customers though the bulk acquisition of customer portfolios from other companies in the industry. We acquired the residential and small commercial retail energy business of subsidiaries of Columbia Energy Group on July 31, 2000, which included approximately

285,000 natural gas customers and 20,000 power customers in eight states, primarily Georgia, Ohio and Pennsylvania. We also acquired approximately 34,000 gas customers from Energy USA Retail, Inc., a subsidiary of NiSource, Inc., which occurred in December 2000. In October 2000, we were awarded a contract as a Competitive Default Service Provider in the PECO Energy market in eastern Pennsylvania, whereby we have acquired approximately 240,000 randomly selected residential power customers. In March 2001, we entered into agreements to acquire approximately 7,200 gas customers in the Atlanta, Georgia market from Reliant Energy Retail, Inc.

         Currently, we are evaluating several additional markets for direct marketing entry in 2001, which may include electric power or gas markets in California, Connecticut, Massachusetts, Ohio, New Jersey, Pennsylvania and Texas, among other states. Other deals for the portfolio acquisition of customers are also currently under review or negotiation.

         For other recent business developments, see "Item 7. Management's Discussion and Analysis" of this Form 10-K.

Business Strategy

         Our success will depend upon our ability to identify favorable restructured energy markets and to acquire customers on a profitable basis. Specifically, we intend to:

         Pursue Our "First Mover's" Advantage to Create a National Brand for Retail Energy. We intend to become the first company to establish a national brand for consumer energy and related products and services. Currently, the retail energy industry is highly fragmented, with no single firm enjoying significant market share on a national basis. We believe that being first to establish a nationwide brand will distinguish us as the leader in this emerging market. We believe that this market positioning, as well as the opportunity to achieve scale efficiencies before our competitors, will provide important long-term competitive advantages.

         Enter Markets Selectively. We will enter only those retail energy markets that have rate structures, market rules, consumer demographics, energy consumption patterns and risk management profiles that we believe will enable us to operate profitably over time. As new markets open, we intend to evaluate the relevant regulatory rules before entering those markets. In addition, we intend to be active participants in the regulatory process to foster the adoption of competitive market rules that offer benefits to consumers and opportunities for us.

         Focus on Customer Profitability. We will focus our marketing efforts on acquiring customers that we can serve on a profitable basis. We will analyze market segmentation data to direct our marketing efforts to customers who we believe can achieve meaningful savings based on their levels of energy consumption, or who will be likely to purchase incremental services from their energy provider.

         Capitalize on Our Risk Management and Commodity Trading Systems and Skills. Beginning with systems and programs contributed to us from Enron (see description of "Material Contracts - Agreements with Enron", below), we have created an organization that trades physical and derivative commodity products and has expertise in commodity hedging, swaps and transport. We intend to take full advantage of our risk management systems to identify favorable margin opportunity, to reduce our risk exposure, and to create a competitive advantage in our operations.

         Take Advantage of Increasing Consumer Acceptance of Online Commerce. We will capitalize on increasing consumer acceptance of the Internet and online commerce through our website (www.newpower.com) and other online channels. In addition to providing a low-cost means of reaching customers, we believe that we can greatly increase our service offerings through online channels by providing consumers access to information about their energy consumption patterns, various pricing and payment plans, and other services and products that we intend to offer over time.

         Acquire and Serve Customers Through Traditional Channels. Although we believe it is important to be able to acquire and service customers online, we have successfully created the infrastructure necessary to acquire and serve customers through traditional media such as direct mail, radio, print, television and telemarketing. This will ensure that we can reach all customers, regardless of their preferred method for doing business. We expect that these channels will provide a majority of our consumer acquisitions through the near future.

         Market through Strategic Alliances and Affiliations. We will seek to partner with established consumer brand firms to offer services and benefits to their customers, including arrangements that will allow us to offer airline miles and other customer incentives. We currently have arrangements with American Express, Continental Airlines, Delta Airlines, Home Depot, US Air, AT&T and Pizza Hut. We believe that these relationships will help us acquire our target customers in a cost effective manner.

         Leverage Our Investment in "Best In Class" Operating Systems. We believe that the revenue management and customer care operations infrastructure and system developed for us by IBM will offer significant advantages in scalability of our operations and will permit us to offer superior customer service and to maintain an attractive cost structure.

         Offer Flexible Pricing and Payment Alternative. We believe that one of the principal benefits we will offer consumers is an ability to tailor our product and service offerings to match their specific needs. To provide energy savings and price certainty, we may offer various combinations of floating rate energy pricing, fixed rate energy pricing, fixed bundled monthly energy billing, pre-paid options, time-of-day pricing and other specialty offerings such as "environmentally friendly" energy from renewable resources. We will also offer our customers credit card, direct debit and other convenient payment options, which we expect will reduce our revenue management costs.

         Cross-Sell Additional Services and Products. Our initial focus will be on selling electricity and natural gas. However, we believe that as we develop our business, we will have opportunities to leverage our customer relationships by offering additional, high margin products and services. These products will be targeted to helping consumers save money and protect assets in and around energy usage in the home or small business.

Competitive Advantage

         Although the challenges to becoming a successful nationwide retail energy provider are substantial, we believe we possess a unique combination of strengths relative to potential competitors. Among these competitive advantages are the following:

         A. Expertise in Critical Skills. Successful operations in the market for competitive supply of power and gas commodities to residential and small commercial business customers requires particular skills in three distinct areas: marketing, risk management, and operations. We believe we have developed the skills and created necessary systems and infrastructure in each of these areas to provide a competitive advantage.

         As to marketing, we have hired management personnel with extensive marketing experience in consumer mass markets, particularly in selling credit card and telephone services, which require customer subscriptions as occurs in the selling of power and gas commodities. Our marketing personnel are knowledgeable about direct and indirect marketing techniques, including cost-effective target marketing strategies and procedures to derive marketing information and research from marketing tests. Through our entry into electric markets in Pennsylvania, New Jersey and Ohio, and our acquisition of electric and gas customers from Columbia and NiSource, we have acquired information as to what marketing approaches work best for customer acquisition and retention.

         As to risk management, because of the volatility of the wholesale energy markets, buying and selling electricity and natural gas requires an in-depth knowledge of the marketplace and sophisticated hedging and risk management systems and infrastructure in order to effectively manage exposure to significant price variations. In particular, managing energy requirements requires an ability to forecast seasonal, weather-related or other variations in demand, both in the market in general and with respect to a given consumer base, and an understanding of complex scheduling and distribution operations. Risk management activities entail forecasting the aggregate commodity demand over specific periods of time (hourly, daily, weekly, monthly, seasonally) in the future, based on factors like the number of customers, the expected weather, and similar factors affecting demand, and employing strategies in the commodity trading markets (hedges, forward contracts, options, swaps) to cover or balance out the forecasted future demands to minimize the risks of changes in the availability and price of commodities during those future periods. As the leading wholesale energy trader and unregulated retail energy provider in North America, Enron is the recognized industry leader in successfully performing these functions and we transferred systems and personnel from Enron to create expertise at our Company to perform these vital functions (see description of "Material Contracts - Agreements with Enron - Master Services Agreement," below).

         As to operations, working with our strategic partner IBM, we have created a scalable and cost-effective set of systems for acquiring, provisioning, and billing the customers we acquire. These back-office systems and operations functions have been created since our formation at the beginning of 2000 and have performed successfully in our market launches for power customers in Pennsylvania, New Jersey and Ohio, for our portfolio acquisition of customers from Columbia and NiSource, as well as for our acquisition of customers in connection with the PECO Competitive Default Service contract.

      B. Enron's Noncompetition Commitment. As part of our formation, Enron entered into a noncompetition agreement providing that for up to five years, but not less than three years, Enron and its subsidiaries will not compete in the business of selling energy directly to residential customers, with limited exceptions. We believe this agreement represents an important commitment on Enron's part to the success of our business in retail residential energy markets. See description of "Material Contracts-Noncompetition Agreement" for more information about this agreement.

         C. Experienced Management. We have assembled a management team with significant experience in a broad range of matters that are critical to our strategy and success, including:

         o members with significant experience in consumer and small business marketing;

         o   veterans of telecommunications deregulation from AT&T;

         o members with significant electric power and natural gas market deregulation and operations experience from Enron; and

         o members with significant knowledge and expertise in mass market consumer account management, billing and service system infrastructure.

         For further information, see "Item 10. Directors and Executive Officers of the Registrant" of this Form 10-K.

         D. Strategic Relationship with IBM. In addition to our relationships with Enron, we have entered into a ten-year revenue management and customer care agreement with IBM Global Services, an industry leader in providing similar customer service functions in many industries. Revenue management includes the electronic tracking of a customer's billing information, bill preparation and mailing, and customer payments. With respect to customer care, IBM employs, trains and supervises the customer representatives who will perform customer acquisition activities, including answering in-bound phone calls, as well as customer care activities, including answering customer billing, service and similar inquiries. IBM is also developing and hosting our website for online commerce and billing applications. We believe these arrangements will enable us to offer superior customer service in a cost-effective, readily scalable manner. In addition to the revenue management and customer care agreement, IBM made an equity investment and has agreed to purchase additional common stock during the first year after this offering. For further information, see description of "Material Contracts - Agreements with Other Third Parties - IBM Agreement," below).

         E. Customer Base. We believe that the (i) approximately 285,000 natural gas customers and 20,000 electricity customers we acquired in the Columbia Energy Services acquisition; (ii) approximately 240,000 customers we acquired in connection with the PECO CDS contract; (iii) approximately 34,000 customers we acquired from NiSource; (iv) approximately 7,200 gas customers we will acquire from Reliant Energy in the Atlanta market; and (v) approximately 25,000 customers we have acquired through our own initial marketing efforts, already makes us the second largest competitive marketer of electricity and gas in the country. These customers also give us an important base for purposes of implementing risk management strategies, deriving marketing information for customer acquisition and retention, and achieving scale economies in operations.

         F. Available Capital. We have raised approximately $762.5 million in equity capital since our formation in late 1999, including $543 million from our initial public offering in October 2000. These amounts provide us an exceptionally strong balance sheet, and will provide funds for customer acquisitions, brand development, further expansion and completion of our infrastructure, and for working capital. As of December 31, 2000, we had cash, cash equivalents and investments in marketable securities of $539.4 million.

Our Market Opportunities

         The Restructuring of the Retail Electric Power Market

         Overview. The electric power industry in the United States is undergoing a period of fundamental change. Through regulatory and legislative initiatives, an industry of locally or regionally regulated monopolies is being reconfigured to create an increasingly open competitive environment in which alternative energy service providers can compete with traditional utilities. With the experience of favorable results from the restructuring and deregulation of other industries, such as telecommunications, many federal regulators and state authorities have concluded that various aspects of the generation, transmission, and distribution of electric power could be opened to competition in ways that would benefit consumers through increased innovation, and better pricing and service offerings.

         Regulatory restructuring first occurred in wholesale power markets in response to initiatives by the Federal Energy Regulatory Commission, referred to as the "FERC" in this document. Specifically, in 1996 the FERC adopted Order No. 888, which significantly advanced the opening of the wholesale market for electricity sold in interstate commerce to competitive market forces. Enron was a leader in capitalizing on those restructuring initiatives, and is now North America's largest merchant trader of wholesale electricity.

         The FERC's regulatory jurisdiction, however, is limited to transmission and wholesale power sales in interstate commerce. For the most part, retail power sales are regulated by state public utility commissions, and retail power markets are therefore being opened to competition on a state-by-state basis. Following the lead of FERC with respect to the interstate wholesale market, in 1998 California became the first state to attempt to open its retail power markets to competition. See discussion of "California Experience," below. The restructuring of retail power markets has now occurred in many large states and is in the process of being adopted in many others. Restructuring activities are primarily directed at investor-owned utilities ("IOUs"), which serve the concentrated metropolitan markets. Cooperatives and municipal power utilities, which serve a minority of power users nationwide, have generally been exempt.

         As a retail power market is opened to competition, customers are permitted to switch from having their power supplied by their local utilities to having power supplied by other energy providers. In much the same way as with long distance telephone service restructuring in the 1980's, the local utility continues to be responsible for maintaining and providing the distribution wires and other infrastructure over which electricity is delivered to the end user. The customer's selected energy service provider, or ESP, is responsible for the generation or purchase in the wholesale markets of the customer's electric power requirements, arranging for delivery of this power to the local utility for distribution, determining pricing and service offerings, and otherwise serving the customer's needs. Depending on the jurisdiction, the ESP may also provide metering, billing, collection and customer service and response functions. In an average monthly electricity bill for an average household, which was approximately $71 in 1999, roughly 45% was for transmission and distribution, and the remaining amount was for the energy commodity.

         Competitive Market Rules. Market restructuring has been and will continue to be a complicated regulatory process, with competing interests advanced not only by relevant utility regulators, but also by state legislatures, incumbent utilities, consumer advocacy groups, and potential market participants. Given this mix of competing interests, the specific market structures adopted in different jurisdictions, and even among separate utility markets within a specific state, may vary widely. Although there are some basic features common to most restructuring efforts among the states, the particular details of these rules determine whether or not a competitive marketplace will successfully develop in that jurisdiction.

         We intend to evaluate each newly opened market carefully to determine whether the regulatory framework adopted in that market will generate legitimate competitive opportunities, and will only enter markets on that basis. Specifically, we will focus on markets where the rules provide for some threshold combination of the following:

         o Sustainable commodity margins. The most significant aspect of restructured market rules and rate provisions for ESPs is the potential margin over the expected term of the service to the customer between the wholesale cost of power and the regulated rate that the incumbent utility is required to charge in connection with its bundled service. It is this margin that provides the opportunity for efficient ESPs to offer energy savings to consumers while still earning an acceptable margin on their wholesale commodity costs.

         o Appropriate margin or credits for provision of customer service functions. It is important that market rules enable ESPs to provide metering, billing, collecting and customer service functions on a competitive basis. This can be achieved either by providing a commodity margin that is high enough to allow the ESP to cover those costs, or by the provision of a credit to the ESP or its customers for providing or obtaining those services from the ESP instead of the incumbent.

         o Appropriate limits on the incumbent advantages of the local utility and its affiliates. It is also important that market rules are adopted to limit the anti-competitive advantages that could be gained by unregulated affiliates of the incumbent utility through their relationships with the utilities and their captive ratepayers. For example, fair market rules should place limits on the affiliates' use of the utility's name and limit access to customer records and other information not available to competing ESPs.

         Our Initial Target Markets. Based on our examination of competitive opportunities in existing open markets, we began our operations in two specific markets in September of 2000 to test and refine our operating systems and marketing strategies. Our two selected initial markets were:

         o Pennsylvania-PECO. Pennsylvania was opened to competition for residential electricity customers in January 1999 and includes approximately 4.9 million customers, with annual electricity expenditures of approximately $4.1 billion in 1998. We first entered the PECO Energy Co. ("PECO") service territory, which includes approximately 1.3 million customers in Eastern Pennsylvania. The settlement entered into among PECO, state regulators, and other interested parties provided a "shopping credit" to customers who elect to buy from a provider other than the regulated utility. This credit is the amount of charges the customer will no longer pay to PECO upon becoming our customer for the electricity commodity. The shopping credit covered not only the wholesale costs of electricity, but also the cost of certain customer care functions provided by the utility as well as a profit margin opportunity for ESPs. The customer will still pay a distribution fee to the utility, but will not pay the utility fees for services that a customer receives from an ESP and not from the utility.

         o New Jersey Public Service Electric & Gas Co. ("PSE&G")-New Jersey was opened to competition for residential electricity customers in October 1999 and includes approximately 3.1 million customers with annual electricity expenditures of approximately $2.6 billion in 1998. We first entered the PSE&G service territory, which includes approximately 1.7 million customers. As in PECO, a settlement was reached with PSE&G that set shopping credits at a level designed to cover wholesale commodity costs, customer care functions and a margin opportunity for ESPs.

         Both Pennsylvania and New Jersey have also adopted rules which limit incumbent advantages for the local utilities and their affiliates. Regulators in both states are actively involved in monitoring the implementation of market competition.

         Following our initial launch in the PECO and PSE&G markets, we entered two additional Pennsylvania markets in late 2000, Pennsylvania Power Co. and Duquesne Light Co., which together include approximately 600,000 customers. In addition, in February 2001, we entered into two electric markets in Ohio, Cincinnati Gas and Electric and Columbus Southern Power (AEP), which together include approximately 1.1 million customers. We are also participating in the Texas pilot program to sign up 5% of customers in residential and small commercial categories, respectively. That pilot program commenced on February 2001, in anticipation of the full market opening to retail electric competition at the beginning of 2002. In addition, we are evaluating several additional markets for entry beginning in 2001, which may include markets in Connecticut, Massachusetts, Ohio, New Jersey, Pennsylvania and Texas.

California Experience. There has been considerable media attention on the situation with California power markets and the manner in which changes were made to the state's regulatory regime beginning in 1998. We believe that the problems in California are unique to California, and to the manner in which California authorities established market rules. We believe that events in California should not cause states containing significant power markets to forego the advantages of properly-designed restructuring.

         In particular, we believe that the problems in California can be attributed to (i) an ill-conceived

"deregulation" of the wholesale market; (ii) an inconsistent approach in which the retail market was not open to serious competition, with retail prices kept below wholesale rates such that California's two largest IOUs are close to bankruptcy; and (iii) an imbalance in California between sources of commodity supply, and commodity demand at rates kept artificially low.

         As to the market structure for the wholesale market, until recent emergency state legislation, California authorities required that all market purchases take place in a spot market. Long-term supply contracts or hedging were precluded, and subject to certain wholesale price caps, the wholesale price of electricity was determined on this spot market basis. At the retail level, California authorities did not establish shopping credits which would provide margin for ESPs to operate profitably, and in apparent response to political pressure, established retail price caps at levels even below wholesale prices. Accordingly, the state's two largest IOUs, Pacific Gas and Electric and Southern California Edison, have reportedly recently suffered as much as $10 billion in losses between their wholesale costs and their retail rates. It has further been reported that those IOUs have delayed certain payments and have had their credit substantially downgraded, and are close to bankruptcy. Compounding these regulatory rules, it has become apparent that California has not added power plant supply to meet its growing demand for electricity over the past decade, but relied on the importation of power from other states, which because of water shortages affecting hydro-electric power in the Northwest, other states' own needs for power, and inadequacies in interstate transmission facilities, has proved insufficient to meet California's current needs for power.

         We believe that authorities in other states with substantial residential markets for electricity, such as Ohio, Pennsylvania, New Jersey, and Texas, have recognized that the problems in California are unique to that state, and do not intend to reverse the process of competitive restructuring in their respective states. Accordingly, as the process of power market restructuring continues across the country, we believe that regulators in other states, learning from the mistakes in California and from the promise of plans such as those implemented for PECO in Pennsylvania, for PSE&G in New Jersey, and for IOUs in Texas, will continue with restructuring rules to create additional markets that will support viable competition. In that regard, we intend to stay actively involved in the regulatory and legislative process in order to advocate those results. We will continue to evaluate all market openings to determine whether they provide sustainable competitive opportunities and will enter favorable markets as they become available.

         The Restructuring of the Retail Natural Gas Market

         Overview. The restructuring of natural gas markets in the United States began earlier than the restructuring of electric markets. Beginning in the mid-1980s, the FERC issued the first of several orders that ultimately brought competition and customer choice to the wholesale natural gas market. Open access on the interstate natural gas transmission system, coupled with the formation of marketing companies that could purchase and sell natural gas outside the traditional regulated utility system, allowed local utilities and large industrial customers to choose their natural gas supplier, resulting in the development of a robust wholesale market for natural gas, as well as significant competition to provide natural gas to large end-users.

         Recognizing the benefits available to local utilities and industrial customers, many commercial customers began to seek competitive alternatives for their natural gas in the late 1980s. In the early 1990s, state regulators began to expand the benefits of market competition to residential and small commercial natural gas customers. In 1990, California instituted a program for small customers that permitted some residential customers choice in their natural gas provider. In 1996, Ohio permitted some residential customers to choose their natural gas provider. Currently, natural gas customers in several markets may purchase natural gas from competitive providers. A number of other states are actively attempting to provide meaningful choice for residential customers of natural gas.

         As with the electric industry, local distribution of natural gas in restructured markets will continue to be a regulated service provided by the incumbent local utilities at regulated rates. The natural gas commodity and other competitive services will be offered by competing market participants. In an average monthly natural gas bill for an average household, approximately $44 in 1999, roughly 70% of the monthly natural gas bill was for transportation, storage and distribution, and the remaining amount was for the commodity. Although we have initially focused our new customer acquisition efforts on electricity customers, we believe that natural gas markets will present opportunities similar to those in the electricity market to offer consumers a broader range of pricing alternatives, products and services.

         Competitive Market Rules. The restructuring of retail natural gas markets differs in many respects from the restructuring of the electric industry. The terms of natural gas market restructuring has generally tended to be developed on a utility-by-utility basis as part of the individual tariff proceedings, rather than under statewide regulations. Although the specific restructuring process will differ in the retail natural gas markets, considerations similar to those pertaining to retail electricity markets will determine our market entry decisions. Specifically, we will review each market that opens to alternative suppliers of natural gas to determine whether the market rules provide for a sufficient commodity margin, appropriate credits for billing and other customer care functions, and appropriate market rules limiting the ability of the incumbent local utility and its affiliates to engage in anti-competitive actions. We will likewise be involved in the regulatory and legislative processes to advocate restructuring outcomes permitting viable competitive opportunities in the retail natural gas markets.

         Natural Gas Markets. Initially, our focus in the natural gas markets is on servicing the natural gas customers we acquired from Columbia Energy Services. These customers are located in several states, but are primarily located in Ohio and Georgia. In addition to giving us a base of customers upon which to test and refine our operating and marketing strategies in several attractive markets, these customers will provide an opportunity for us to cross-sell electric service in markets that have opened or are expected to open to retail electric competition.

         o Ohio-Columbia. Several natural gas markets in Ohio were opened to competitive suppliers for residential natural gas customers in 1996. Including customers to be transferred to us by Enron and acquired in the Columbia transaction, we serve approximately 129,000 customers on the Columbia Gas of Ohio system, which serves approximately 1.2 million households. We believe that this base of customers will give us an advantage in acquiring customers for electricity in this market. On the Columbia Gas of Ohio system, commodity margin is achieved through various mechanisms. First, the distribution charge has been separated from the commodity charge, so that customers of unregulated ESPs generally do not pay for services they do not use from the utility. Second, ESPs may contract for their own pipeline transportation and storage rather than being forced to use those of the utilities. In this way, each ESP can acquire its own supply of gas and utilize its own transportation and storage system, which matches the needs and capabilities of the ESP.

         o Georgia-Atlanta Gas Light. The Georgia legislature adopted legislation permitting the local utility serving Atlanta, Atlanta Gas Light, to exit the function of providing natural gas to consumers. As a result, by late 1999, all natural gas customers in this market are served by other providers. The Atlanta Gas Light market includes approximately 1.4 million households, with annual natural gas expenditures of approximately $725 million in 1998. In the Columbia transaction, we acquired approximately 82,000 customers in the Atlanta Gas Light market. In the Reliant transaction, we will acquire approximately 7,200 customers. Because Atlanta Gas Light no longer sells gas, we do not compete against a "regulated" price that can limit the opportunity to realize a commodity margin. Instead, we compete against other unregulated ESPs who, like us, purchase gas at unregulated prices. All ESPs then mark-up their prices to reflect their wholesale acquisition costs, the costs of transporting the gas to market, their marketing costs and their profit. Georgia has also prohibited the unregulated affiliate of Atlanta Gas Light from using the Atlanta Gas Light name. Additionally, the regulators in that market have adopted a strong code of conduct regulating the relationship between the utility and its marketing affiliate.

         In addition to the above markets, we acquired smaller numbers of natural gas customers in Indiana, Maryland, Michigan, New Jersey, Pennsylvania and Virginia in the Columbia transaction. In 2001, we intend to begin acquisition activities to obtain additional customers for natural gas in areas served by Columbia Gas of Ohio and Atlanta Gas Light, and are evaluating several additional markets for entry in 2001. We believe that favorable commodity margins, competitive market rules and the opportunity to cross-sell natural gas with electricity present attractive competitive opportunities in those markets.

Marketing and Customer Care

         We began marketing activities for residential electricity customers in the PECO franchise area in Pennsylvania and the PSE&G franchise area in New Jersey in September 2000. These markets enabled us to test our operations systems and to refine our marketing strategies and offers.

         Our initial marketing launch in the Pennsylvania and New Jersey markets used traditional direct acquisition techniques, as well as our www.newpower.com website for customer sign up. For traditional acquisition channels, we have used quantitative analysis to develop databases for direct mail, and targeted newspaper and radio ads. We have also run a campaign through a combination of radio and television spots in order to create consumer awareness of our company and its brand, as well as the nature of our specific product and service offers. Finally, we increased customer interest in our offers by offering affinity rewards and other incentives with alliance partners.

         We offered our customers product choices, with separate price savings guarantees depending on the length of the service contract. The offers stress savings over the incumbent's prices, reliability of service, and our provision of attractive products, services, and customer care experiences. Additionally, we offered incentive programs to attract and retain customers.

         Our customer service functions are managed through the infrastructure being established under our agreement with IBM. We are attempting to be as customer-friendly as possible, no matter what the channel of contact. If customers are attracted to our offers online, they are linked to our website to learn about them, and are encouraged to sign up for service online. Customers who are approached through more traditional channels reach an IBM-managed call center in Charlotte, North Carolina that was created for our exclusive use. We have also created a simple and convenient interactive voice response system for purposes of answering questions, providing account information, and signing-up customers.

Competition

         In general, our principal competitor in each restructured market open to the competitive offering of electric or gas commodity is the unregulated affiliate of the incumbent utility. Those unregulated affiliates may also compete in service territories other than that of their affiliated incumbent utility. We also face competition in certain markets from other ESPs that are unaffiliated with incumbent utilities. Competitive factors in the electric power commodity markets include price, company branding and image and the quality and availability of service.

Material Contracts

         We have entered into a number of agreements with Enron, Enron Energy Services, IBM and others. The following discussion summarizes the material provisions of these agreements.

         Agreements with Enron

         Master Services Agreement. We entered into a Master Services Agreement with Enron and Enron Energy Services pursuant to which Enron and Enron Energy Services agreed to provide us with administrative and risk management services over various time periods. In particular:

         o Enron Energy Services provided us with risk management consulting and hedging services at no charge until January 6, 2001. These services included evaluations and recommendations on potential hedging strategies based on computerized risk and sensitivity analyses, projections of supply availability and market liquidity and analyses of lowest cost transmission services in the event of geographic variations in spot or future commodity prices.

         o Enron also agreed to provide a number of basic services of its government affairs department at no charge until January 6, 2003 to handle various government regulatory and legislative issues and activities that we may confront, but Enron's government affairs department is not required to take any position on our behalf that Enron believes may conflict with Enron's own interests. These basic activities include such things as reports regarding regulatory or legislative hearings or proceedings, analyses of hearings, proceedings and bills and advocacy of common positions. Enron's government affairs department will also handle specific requests not included among the basic services provided under our standard service agreement for such fees as shall be mutually agreed.

         o Enron and Enron Energy Services provided us with general corporate services such as facility maintenance, human resources support and other services at no charge until October 6, 2000.

         o Enron and Enron Energy Services contributed the services of certain of their employees through July 6, 2000 to work on a full-time basis to handle general administrative services on our behalf. We agreed to reimburse Enron and Enron Energy Services for the costs associated with these employees.

         We have the option to discontinue any of the services provided by Enron and Enron Energy Services upon 30 days prior written notice by us to Enron or Enron Energy Services. Our agreement with Enron and Enron Energy Services does not require that we contract exclusively with them and does not require that we continue to use some or all of their services in the future.

         Commodity Supply Agreements. We entered into a Master Energy Purchase and Sale Agreement (the "Electricity Agreement") with Enron Energy Services, Inc. ("EESI"), a subsidiary of Enron Energy Services, which provides us the ability to purchase up to an aggregate of 2,000,000 kWhs of electric power per hour from EESI on either an interruptible or firm basis at wholesale prices. We have also entered into a Master Purchase and Sales Agreement (the "Gas Agreement") with EESI which provides us the ability to purchase up to an aggregate of 800,000 MMBtus of natural gas per day from EESI on either an interruptible or firm basis at wholesale prices. These quantities of electricity and natural gas, based on expected peak energy requirements, are sufficient to meet the peak energy requirements of approximately 1.2 million electric and 1.2 million natural gas customers respectively. These quantities are expected to be sufficient to meet our requirements in both our initial markets and subsequent markets until these energy requirements are exceeded. If our required volumes exceed these amounts prior to the termination of the contract, we expect to be able to obtain wholesale prices in the market based on those higher requirements. Neither the Electricity Agreement nor the Gas Agreement obligates us to purchase commodities from EESI. We have entered into eleven third-party Master Purchase and Sale Agreements for both power and gas in order to diversify commodity sourcing and credit requirements.

         Under both the Electricity Agreement and the Gas Agreement, we have the option to purchase forward quantities of the applicable commodity at either EESI's intra-day wholesale sales price or their wholesale sales price at the close of business on the day of our purchase request based on specified indices. This wholesale sales price will be adjusted for applicable timing and location pricing differences and, in the case of electric power, voltage requirements, but such adjustments do not include any premiums for small quantity, odd lot or liquidity. Under both the Electricity Agreement and the Gas Agreement, we also have the option to make spot purchases during any month at EESI's then current intra-day wholesale sales price, subject to the same adjustments set forth above.

         EESI has provided us management services, including commodity demand forecasting, scheduling, supply and demand management services, invoicing services and, in the case of the Gas Agreement, transportation scheduling at no cost for a period of six months. At the end of that six month period, we may elect to continue receiving some or all of these services at specified costs set forth in the Electricity Agreement or the Gas Agreement, as applicable, until the ultimate termination of that agreement.

         The Electricity Agreement and the Gas Agreement also entitle us to sell up to an aggregate of 2,000,000 kWhs of electric power per hour and 800,000 MMBtus of natural gas per day to EESI for purposes of balancing our commodity supply against the demand of our customers. We may sell forward quantities of the applicable commodity at either EESI's intra-day wholesale purchase price or the wholesale purchase price at the close of business on the day of our purchase request based on specified indices. This wholesale purchase price will be adjusted for applicable timing and location pricing differences and, in the case of electric power, voltage requirements, but such adjustments do not include any premiums for small quantity, odd lot or liquidity. Under both the Electricity Agreement and the Gas Agreement, we also have the option to make spot sales during any month at EESI's then current intra-day wholesale purchase price, subject to the same adjustments set forth above.

         The Electricity Agreement and the Gas Agreement are each effective until January 2002, but we have the option to extend the term of each agreement until January 2004 at no additional cost.

         With respect to our commodity purchases through Enron or its affiliates, we entered into a Master Cross-Product Netting, Setoff, and Security Agreement with Enron, dated March 14, 2001, which is designed to support physical and financial commodity trading. The agreement allows for netting across Master Purchase and Sale Agreements and ISDA Agreements with multiple Enron trading entities.

         Noncompetition Agreement. We have entered into a noncompetition agreement with Enron and Enron Energy Services pursuant to which Enron and Enron Energy Services have agreed not to engage in competitive activities to the extent described below until January 6, 2005. The noncompetition agreement specifically prohibits Enron and Enron Energy Services from:

         o entering into contracts directly with individuals in the United States for the retail sale of natural gas or electricity for their own use or, with some exceptions, acquiring equity interests in an entity that has these contracts; or

         o operating, managing or otherwise conducting the business of selling natural gas or electricity at retail directly to residential customers in the United States or providing any consulting or advisory services in connection with the operation or management of a business that is engaged in the retail sale of natural gas or electricity to those individuals for their own use.

These restrictions do not preclude Enron or Enron Energy Services from entering into contracts or agreements for the wholesale sale of natural gas or electricity or any derivative products or services provided in connection with those sales. These restrictions also do not limit the ability of either Enron or Enron Energy Services to enter into contracts or agreements with any category of commercial or industrial customers, including small commercial customers, for the retail sale of natural gas or electricity.

         Under the noncompetition agreement, Enron and Enron Energy Services may, notwithstanding the above restrictions:

         o beneficially hold a five percent or less interest in a public company that competes with us;

         o acquire less than all of the equity securities of a business that competes with us so long as the fair market value of that competitor's electric or natural gas residential business component does not exceed $20 million, provided that following such acquisition Enron and Enron Energy Services conduct business with such competitor only at arm's length;

         o acquire all of the capital stock or assets of a business that competes with us, so long as the fair market value of that competitor's electric or natural gas residential business component or the acquired assets does not exceed $20 million;

         o acquire or invest in a public utility company that is regulated under state law as a public utility, whether or not it is a competitor of ours;

         o acquire or invest in any entity that is controlled by a governmental authority, such as a municipality, municipal utility district or a public power authority, whether or not it is a competitor of ours;

         o acquire or invest in a cooperative, whether or not it is a competitor of ours; and

         o permit the activities of some subsidiaries of Enron and any entity in which Enron, Enron Energy Services and their controlled affiliates own 50% or less of the outstanding voting securities, even if Enron would be prohibited from engaging in such activity, as long as Enron and Enron Energy Services do not vote their stock in that entity in a manner that would result in any such activity unless required by applicable fiduciary duties.

         If Enron or Enron Energy Services makes an investment or acquires an interest in a competitor of ours and that interest is greater than the amount permitted under the noncompetition agreement, Enron or Enron Energy Services must offer us the option to participate in the prohibited business or to acquire that business transaction on terms that are economically beneficial to us. If we choose not to participate in the transaction, Enron or Enron Energy Services must divest itself of such interest either directly or derivatively within one year from the consummation of the acquisition.

         The noncompetition agreement will terminate on January 6, 2005, and may be terminated at any time between January 6, 2003 and January 6, 2005 if Enron and its controlled affiliates (including Enron Energy Services) own less than 15% of our common stock on a fully-diluted basis and less than 15% of our directors are affiliated with Enron or its controlled affiliates. The noncompetition agreement will also terminate immediately in the event of a change of control transaction relating to Enron. In addition, the noncompetition agreement will terminate immediately as to Enron Energy Services if Enron Energy Services is no longer a controlled affiliate of

Enron and all of our common stock held by Enron Energy Services is transferred to Enron or one or more controlled affiliates of Enron.

         Business Opportunity Agreement. We have entered into a business opportunity agreement with Enron under which we renounced any interest or expectancy we may have in any business opportunity that does not consist exclusively of the businesses permitted by our certificate of incorporation. Subject to the terms of our noncompetition agreement with Enron and Enron Energy Services, the business opportunity agreement also allows Enron and its affiliates to engage in the same businesses that we currently anticipate to be engaged in, even if those business activities cause them to compete against us. In general, subject to the terms of the noncompetition agreement, Enron is permitted to engage in any business whatsoever, including the retail sale of natural gas, electricity, and other commodities, products and services (whether or not related to natural gas or electricity) that may compete against us, and Enron may compete in public tenders against us, so long as (A) the business is conducted and the opportunities are identified and developed through Enron's own assets and personnel and not through our assets and personnel, and (B) the business opportunity did not come to the attention of Enron solely because of an individual associated with Enron who was also serving in some capacity with us. If a business opportunity in which our certificate of incorporation will allow us to participate is presented to a person who is an officer or director of both Enron and us, the business opportunity must first be offered to us, and we will have a reasonable period of time to decide whether or not we want to participate in that business opportunity. All provisions of the business opportunity agreement are subject to the terms of the noncompetition agreement so long as the noncompetition agreement is in effect. The business opportunity agreement has no termination date.

         Limited Corporate Purpose Charter Provision. In connection with our initial private placement, we agreed to include a limited corporate purpose clause in our charter, in conjunction with the noncompetition agreement, to mitigate potential conflicts of interest with Enron's activities. The purpose clause in our certificate of incorporation limits our ability to engage in business activities other than selling energy and other products and services to residential and small commercial customers. Our certificate of incorporation has permit us to engage in the businesses activities incidental to those businesses, and such other businesses as Enron may approve in its sole discretion. We have agreed not to amend our certificate of incorporation to expand this purpose clause without first obtaining the approval of 80% of our issued and outstanding common stock. The purpose limitations in our certificate of incorporation will terminate if the noncompetition agreement terminates or if Enron's ownership of our common stock and the number of our directors associated with Enron fall below specified levels.

         Software Agreement. We entered into a software agreement with Enron Energy Services whereby Enron Energy Services assigned to us a joint and equal interest in and to proprietary risk management software and documentation, including source code and any intellectual property rights (other than trademark-related rights) in and to software and related documentation. This software is used to create commodity demand projections at an aggregate level based on a number of variables, such as number of customers, their geographic location and forecasted weather. Until the termination of the noncompetition agreement described above, both Enron Energy Services and NewPower Holdings, Inc. have the right to use the software, although any modifications or updates we create are proprietary to us. However, we cannot transfer, license, or assign to any third party our right to use, copy, modify or process the software and Enron Energy Services cannot transfer, license, or assign its right to use or modify the software to any third party competitor engaged in our business. Enron Energy Services is further prohibited from assigning any portion of the software agreement until July 2001 to any entity engaged in our business without first obtaining our consent. Upon the termination of the noncompetition agreement, the foregoing restrictions in the software agreement regarding the transfer, license and assignment of the software will terminate.

         Agreements with Other Third Parties

         IBM Agreement. We have entered into an Information Technology Services Agreement with IBM, pursuant to which IBM will develop and integrate our operations systems and provide other services relating to customer acquisition, customer care and billing over a ten-year term. The agreement provides for a combination of fixed and variable fees. The aggregate one-time systems integration service fees are estimated to be between $65 and $75 million. For services relating to customer acquisition, customer care and revenue management, fees are a combination of fixed and variable as our customer base grows. Beginning June 1, 2000, we paid IBM a fixed fee of $1,000,000 per month for the term of the agreement until we reach 1.8 million customers or $10 million per month in total monthly fees, plus a variable fee based on number and type of customer. The variable fee includes separate components for each customer that vary based on whether the customer is served online or by mail, a separate fee for each market entered and a per minute customer service charge. The agreement generally provides that IBM will be the exclusive provider of most of our revenue management and customer care services, but allows us to procure third party services under some circumstances, including IBM achieving $1.5 billion in aggregate gross revenue under the agreement. The agreement gives us termination rights in a number of circumstances, some of which require us to pay IBM a termination fee of up to $50 million.

         In addition to the Information Technology Services Agreement, we entered into a Subscription Agreement with IBM pursuant to which IBM agreed to purchase and we agreed to sell shares of our common stock. First, IBM purchased 1,100,400 shares of our common stock in exchange for $10 million, paid in $5 million installments on May 31, 2000 and September 29, 2000. Second, IBM purchased 476,190 shares of NPW's common stock in exchange for $5 million, paid on December 29, 2000. Finally, IBM agreed to purchase shares of NPW's common stock on December 31, 2001 at the average daily closing price of NPW's common stock on the New York Stock Exchange for the twenty trading days prior to December 31, 2001 in exchange for $5 million, as long as such average exceeds 50% of the price per share in the IPO. For the third equity purchase transaction, IBM has the option to pay the stated amount in cash or to credit that amount as an offset to payments that we then owe to IBM under the Information Technology Services Agreement.

         AOL Agreement. On November 24, 1999, we entered into an Interactive Marketing Agreement with AOL under which AOL agreed to promote us on the America Online(R) service, CompuServe(R) service and Digital City(R) service for a period of six years. Under the terms of our agreement with AOL, we agreed to pay AOL $49 million over the six-year period on a semi-annual basis. We also agreed to issue 258,060 shares of our common stock to AOL for every 100,000 customers that subscribe to our service through AOL, up to 1 million customers. AOL will receive $25 per customer for every customer over 1 million that signs up for our services through AOL. Our agreement with AOL is subject to early termination in October 2004 if either party gives notice to the other party requesting a re-evaluation of the economic terms of the agreement and the parties do not reach agreement on those terms.

         AOL also agreed not to promote on the America Online(R) service, CompuServe(R) or the Digital City(R) service offers of electricity or natural gas (and certain related products) by other providers to residential or small commercial customers over the course of our agreement. We also have the option to declare an eight-month blackout period during which AOL cannot conduct branding campaigns on behalf of any provider of energy products, including regulated public utilities in restructured markets. The exclusivity provisions in our agreement with AOL for a particular market can be terminated by AOL if we choose not to market actively our services to customers in a particular restructured market, or if our prices are not competitive in a particular product. In addition, the exclusivity provisions in our agreement with AOL can be terminated by AOL for either electricity or natural gas for all markets if we are not among the top three energy service providers (excluding incumbent utilities) in terms of markets served in the United States for that particular product at any time.

         As part of our contract with AOL, we obtained specified rights in connection with AOL's then-current rewards program, AOL Rewards(R). During 2000, AOL replaced that program and announced a combined AOL/AAdvantage rewards program. We are in discussions with AOL concerning our participation in the new program and are currently reviewing the entirety of our relationship with AOL, including the number of customer acquisitions derived under existing arrangements compared to the expense.

         PECO Energy Co. Agreement. On October 18, 2000, we entered into a Competitive Default Service Agreement with PECO Energy Company to provide electricity service to 20 percent of PECO's residential customers who had not selected a competitive energy services provider. These customers were selected randomly from among PECO's residential service categories. After considering oppositions filed by two unsuccessful bidders for the contract, the Pennsylvania Public Utilities Commission approved the NewPower-PECO CDS Agreement on November 29, 2000. Under this Agreement, and a subsequent amendment to avoid notifying customers during the Christmas mailing season, we began serving electricity to approximately 240,000 former PECO residential customers in March 2001. Because of the nature of the bid process, we will incur no costs or payments to acquire these customers for the term of the three-year agreement, which ends with the last meter reading date occurring prior to February 1, 2004. Depending on the specific PECO rate category, we provide these customers discounts of 2.02% or 1.02% off of PECO's "shopping credit" for the commodity portion of the total electric bill, over the three-year term of the agreement. PECO will provide consolidated billing and assume any credit risk for all of these CDS customers. Additionally, if as of October 15, 2002, the number of NewPower CDS customers is less than 20 percent of all residential electricity customers then receiving distribution service from PECO, we will be entitled to a "refill" to bring our CDS customer count up to the 20 percent figure. Presently, we expect this refill to include approximately 30,000 randomly selected PECO residential customers. The CDS Agreement also contains a "green" energy clause, requiring NewPower to ensure that at least 2 percent of the electricity to be supplied to our CDS customers come from renewable resources. This "green" requirement increases to
2.5 percent in the second year of service and 3.0 percent for the last year.

         Columbia Energy Group. Upon obtaining all required regulatory approvals, we completed the second and final closing with respect to our asset purchase agreement with Columbia Energy Services Corporation, Columbia Energy Retail Corporation and Columbia Energy Power Marketing Corporation (collectively "Columbia") on January 31, 2001. This completed our acquisition from Columbia of approximately 285,000 natural gas customers and 20,000 electricity customers. The January 31, 2001 second closing date also marked the termination of our services agreement with Columbia under which we serviced customers who were subject to the second closing.

         Under the acquisition agreement we have committed to make an "Additional Purchase Price" payment to Columbia, the amount of which depends on how many of the acquired customers we retain as of July 31, 2001. The maximum payment we would be required to make at that date is approximately $3.9 million. We also have a three-year non-competition and license agreement with Columbia's parent, Columbia Energy Group, whereby we were granted an exclusive license to use specified trademarks, service marks, and trade names previously used by Columbia in its retail operations in the geographic areas of service associated with the customers we acquired. The non-competition agreement bars Columbia's affiliates not regulated by FERC or a state public utility commission from competing with us in the business of retail marketing to residential and small commercial electricity and natural gas customers in Georgia, Indiana, Maryland, Michigan, New Jersey, Ohio, Pennsylvania and Virginia.

Employees

         As of December 31, 2000 we had approximately 121 full-time employees.

Forward-Looking Statements

         Certain statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995,
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this Form 10-K and throughout the other documents incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements include our limited operating history; delays or changes in the rules for the restructuring of the electric and natural gas markets; our ability to attract and retain customers; our ability to manage our energy requirements and sell energy at a sufficient margin given the volatility in prices for electricity and natural gas; and our dependence on third parties to provide critical functions to us and to our customers.

Item 2.  Properties

         Our corporate headquarters is located in Purchase, New York, where we currently occupy approximately 38,000 square feet with an option to occupy an additional 38,000 square feet. We have an office in Houston, Texas to conduct our commodity purchasing and risk management operations. In addition, under our agreement with IBM, we have dedicated space at IBM's facilities in Charlotte, North Carolina, where call center and other customer care operations are conducted. We also occupy offices in San Francisco, California; Edison, New Jersey; Austin, Texas; and Herndon, Virginia. All our office space is leased. During the year ended December 31, 2000 we incurred $1.1 million of expenses under operating leases.

Item 3.    Legal Proceedings

         From time to time, we may be involved in routine disputes and litigation in the ordinary course of business, none of which we believe will have a material adverse effect to our business.

Item 4.  Submission of Matters to a Vote of Security Holders

         During the fourth quarter of 2000, no matter was submitted to a vote of the security holders of the Company.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

         The Company's Common Stock trades on the New York Stock Exchange under the symbol "NPW." From the initial public offering of the common stock of the Company on October 5, 2000 until December 31, 2000, the high sales prices for the Common Stock as reported by the New York Stock Exchange was $29.00 and the low sales price was $4.63.

As of February 28, 2001 there were approximately 70 holders of record of the Common Stock. However, the Company believes that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of the Common Stock is held of record in broker "street names."

Dividend Policy

         We have not declared or paid cash dividends on our capital stock since our inception, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. Instead, we currently expect to retain our earnings, if any, to finance our business. Our board of directors has the authority to declare and pay dividends on the common stock, in its discretion, as long as there are funds legally available to do so.

Item 6. Selected Financial Data

         Enron created a subsidiary, Enron Energy Services, on May 1, 1997 to conduct retail marketing and sales of natural gas and power to residential, commercial and industrial customers. Historically, our business was the residential energy operating unit of Enron Energy Services. We acquired the Columbia Energy Mass Markets Business Segment in July 2000. The following table presents selected financial data, since inception, related to the residential power and natural gas business of Enron Energy Services in California and Ohio that was contributed to us in our initial private placement transaction completed January 6, 2000, and the Columbia operations since the July 31, 2000 acquisition. Our selected financial data for the period from inception, May 1, 1997, through December 31, 1997, and as of and for each of the three years ended December 31, 2000 set forth below have been derived from financial statements audited by Arthur Andersen LLP, independent public accountants.

         Due to our limited operating history and our new business model, we believe that period-to-period comparisons of our revenues and results of operations are not meaningful. As a result, you should not rely on our revenues or results of operations for any period as an indication of our future performance or prospects.

                                                    Years ended December 31,              May 1 to
                                          -----------------------------------------      December 31,
                                             2000            1999            1998           1997
                                          ---------        --------        --------        --------
                                            (in thousands except per share data)
Statement of income data:
Net revenues                                $84,082          $7,838          $7,024            $766
Cost of sales                                79,820           5,748           4,679             632
                                          ---------        --------        --------        --------
Gross margin                                  4,262           2,090           2,345             134

Operating expenses                          187,448          27,117          19,686          19,503
                                          ---------        --------        --------        --------
Operating Loss                            ($183,186)       ($25,027)       ($17,341)       ($19,369)
Interest (Income) Expense                   (13,352)             --              --              --
                                          ---------        --------        --------        --------
Net loss                                  ($169,834)       ($25,027)       ($17,341)       ($19,369)
                                          =========        ========        ========        ========
Pro forma basic and diluted net loss
   per common share                          ($5.53)       ($125.14)
                                         ==========         =======
Shares used in computing pro forma
   net loss per common share             30,725,566         200,000
                                         ==========         =======

                                                             As of December 31,
                                       ------------------------------------------------------------
                                            2000            1999            1998          1997
                                            ----            ----            ----          ----
Balance sheet data:
Cash and cash equivalents              $    179,885    $         --    $         --    $         --
Working capital                        $    431,906    $     93,306    $      1,421    $        111
Total assets                           $    712,342    $    113,115    $      3,673    $        428
Total stockholders' equity             $    606,602    $    101,239    $      1,421    $        111

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         In November of 1999, NPW was formed by Enron Corp. to target the rapidly restructuring residential and small commercial markets for power and natural gas. We intend to become the first nationally branded provider of power and natural gas to residential and small commercial customers in the United States.

         We were capitalized through the contribution of certain assets by Enron Energy Services and a private placement to outside investors, pursuant to an agreement executed on December 23, 1999. On January 6, 2000, we completed our initial private placement of common stock and two classes of warrants in exchange for an aggregate of $100 million in cash. In exchange for its ownership, Enron Energy Services agreed to contribute the economic value of its residential power and natural gas customers in California and Ohio to us and entered into a number of agreements with us which we believe will offer us competitive advantages as we grow our business.

         Pursuant to the contribution and subscription agreement executed by us and our investors as part of our initial private placement transaction, Enron Energy Services agreed to contribute and assign to us, the economic value of approximately 24,000 residential customer contracts. As of the date hereof, such contracts are still to be assigned to us. We are currently working with EES regarding transfer of the customers. We expect resolution during 2001. The results of operations of servicing this portfolio of customers is included in our statements of operations for all periods presented.

         Following our initial private placement, we focused our efforts on hiring our management team, refined our plans for the initial launch of our services in Pennsylvania and New Jersey, developed our operating infrastructure, negotiated the acquisition of customers from Columbia Energy Group and identified other target markets. In conjunction with these activities, in May 2000, we entered into an agreement with IBM to provide us with systems integration and other services relating to customer acquisition, customer care and revenue management over a ten-year term. Systems integration service fees have aggregated approximately $68 million, all but approximately $10 million of which were expensed as incurred during the year ended December 31, 2000. For services relating to customer acquisition, customer care and revenue management, fees are a combination of fixed and variable as our customer base grows. Effective June 1, 2000, we began paying IBM a fixed fee of $1 million per month for the term of the agreement, until the total monthly fees reach specified thresholds, plus a variable fee based on number and type of customer. The variable fee includes separate components for each customer that are based on whether the customer is served online or by mail and a per minute customer service charge. Variable costs incurred under this agreement approximated $8 million for the year ended December 31, 2000.

         Through December 31, 2000, we had acquired approximately 25,000 customers through our direct marketing efforts in our initial target markets. We acquired these customers on a one-by-one basis, as is typical in a number of mass-market subscriber industries, such as telephone service.

         On July 31, 2000, we acquired the residential and small commercial retail energy business of Columbia Energy Group and some of its affiliates, which included approximately 20,000 power customers and 285,000 natural gas customers, primarily in Georgia, Ohio and Pennsylvania. The purchase price consisted of a cash payment of $11.7 million and the issuance of 602,200 shares of our common stock, valued at $6.4 million. Also, in connection with the acquisition, we purchased natural gas inventory and customer accounts receivable for approximately $32.8 million. The customers acquired from Columbia included committed contracts to provide future services to customers that had a negative value of $4.5 million as of the acquisition date. This loss was considered in the purchase price. The loss was estimated based on factors including the remaining term of the committed contracts, the contracted sales price to the customers, projected customer demand patterns and the then current costs to acquire and deliver the commodity to the customers in the contracted future periods. Up to an additional $3.9 million of cash consideration can be earned by Columbia if specified levels of customer retention are maintained over the one-year period from the closing of the acquisition. The contingent consideration will be accrued in the period in which it becomes probable and can be reasonably estimated. The accrual of contingent consideration will increase the value of intangible assets acquired and the related amortization subsequent to the settlement of the contingent liability. The results of operations of the Columbia portfolio are included in our operating results since the July 31, 2000 acquisition date.

         In October 2000, we reached an agreement with PECO to supply service to 20 percent of of PECO's residential power customers who had not selected a competitive energy services provider. PECO provides electric delivery service in southeastern Pennsylvania, which is one of our initial target markets. Pursuant to requirements in the 1998 settlement of PECO's electric restructuring case, PECO issued a request for proposal for a third party to supply Competitive Default Service to 20% of its residential customers for a three-year term beginning January 1, 2001. PECO selected our operating subsidiary, The New Power Company, in this process, and the two parties reached a definitive agreement on October 18, 2000, which was subsequently approved by the Pennsylvania Public Utility Commission. Under the agreement with PECO, The New Power Company is committed to provide power at a discount to PECO's current rates for residential customers who participate in this program. The customers were selected on a random basis. Following customer notifications and the results of opt-out selections, we began servicing approximately 240,000 customers on March 1, 2001, pursuant to this agreement. The agreement includes provisions for NPW to receive additional customers from PECO up to a maximum of 20 percent of all residential electricity customers then receiving distribution service from PECO.

         In December 2000, we acquired the residential and small commercial retail energy business of Energy USA ("EUSA"), which was an operating unit of NiSource, Inc. ("NiSource"). The acquired portfolio consists of approximately 34,000 gas customers in Ohio and Indiana. The purchase price consisted of one dollar and our assumption of contracts to provide services to the customers, which had a negative value of $9.5 million as of the acquisition date. Also, in connection with the acquisition, we acquired natural gas inventory for $4.7 million and financial contract settlements valued at $8.5 million. The loss position of the contracts we acquired was estimated based on factors including the remaining term of the committed contracts, the contracted sales price to the customers, projected customer demand patterns and the then current costs to acquire and deliver the commodity to the customers in the contracted future periods. The results of operations of the EUSA portfolio are included in our operating results since December 2000.

         As of December 31, 2000, we had obtained licenses to act as an electricity marketer in California, Maine, Massachusetts, New Jersey, Ohio, Pennsylvania and Texas. Also, we had obtained licenses to act as a natural gas marketer in Georgia, New Jersey, Pennsylvania and Virginia. We are continuing our efforts to obtain licenses, where required, within all of our target markets.

         In March 2001 NPW entered into an agreement to acquire approximately 7,200 residential and small commercial natural gas customers in the Atlanta, Georgia market from Reliant Energy Retail, Inc. ("Reliant"). The acquisition will be accounted for as a purchase. Based on the mix of customers acquired from Reliant and the average consumption of small commercial customers in the Atlanta market, NPW estimates that the acquired portfolio equates to approximately 40,000 residential customers.

         We recognize revenue for the sale of power or natural gas once the commodity has been delivered to the customer. Our bills to customers may also include charges relating to the transmission and distribution of the commodity, for which the utility is ultimately responsible. These amounts are excluded from our net revenues. As a result, neither our revenues nor our costs include the transmission and distribution charges included in our customers' bills. Additionally, we fully expense in the period incurred the marketing and operations costs associated with customer acquisition.

Results of Operations

         Our revenues are derived from the sale and delivery of power and natural gas to retail customers in the United States. For the years ended December 31, 2000, 1999 and 1998, respectively, revenues were $84.1 million, $7.8 million and $7.0 million. The increase in revenues is attributable to the acquisition of Columbia as of July 31, 2000.

         Our cost of sales represents the direct costs of acquiring and delivering the power and natural gas to our customers. For the years ended December 31, 2000, 1999 and 1998, respectively, cost of sales, as a percentage of revenues, totaled 95%, 73% and 67%. The increase in cost of sales is primarily attributable to the acquisition of Columbia as of July 31, 2000.

         Our operating expenses include costs incurred related to acquiring and supporting residential and small commercial customers that were not part of the direct process of delivering power and natural gas to our customers. For the years ended December 31, 2000, 1999 and 1998, respectively, operating expenses were $187.4 million, $27.1 million and $19.7 million. The increase in operating expenses for the year ended December 31, 2000 over prior years relates primarily to significantly increasing our staff and infrastructure beginning in April 2000 to execute our business plan. As a result, operating expenses for 2000 included $108 million for systems development and other professional services, $15.8 million for direct marketing, and $12.5 million for billing and customer care. Also, compensation expenses recorded during 2000 include costs for the recruitment of certain executives, which resulted in $12.5 million of deferred compensation expense. Our operating expenses also include certain allocated operating expenses from Enron Energy Services and Enron. Such allocations and charges are based on a percentage of total operating expenses for the services provided, based on factors such as headcount or the specific level of activity directly related to such costs. For the years ended December 31, 2000, 1999 and 1998, respectively, approximately $2.9 million, $13.2 million and $7.5 million of operating expenses were allocated to us from Enron and Enron Energy Services.

Liquidity and Capital Resources

         We have financed our activities through private placements of our common stock, warrants to purchase our common stock and an initial public offering of our common stock. In our initial private placement, on January 6, 2000, we received proceeds of $100 million in exchange for shares of our common stock and warrants. In May 2000, we sold common stock to IBM for proceeds of $15 million which was paid in $5 million increments in May, September and December 2000. In July 2000 we completed our second private placement, in which investors paid approximately $104 million to purchase common stock and warrants. We sold 24,000,000 shares of our common stock in our IPO, which closed on October 11, 2000, and an additional 3,600,000 shares on October 13, 2000. The proceeds from the offering, after deducting the underwriting discount and expenses, were approximately $543.1 million.

         Net cash used in operating activities of $173.9 million, $16.6 million and $18.7 million for the years ended December 31, 2000, 1999 and 1998, respectively, resulted primarily from net losses of $169.8 million, $25.0 million and $17.3 million for each respective period. In July 2000, we used existing cash reserves to pay the $11.7 million Columbia purchase price and $32.8 million to purchase natural gas inventory and customer accounts receivable acquired from Columbia.

         Our operating expenses increased substantially in 2000 because of our commencing substantial marketing and customer acquisition activities together with increased selling, general and administrative expenses. We are also committed to make significant payments under our agreement with IBM.

         As of December 31, 2000, we had cash, cash equivalents and investment securities of approximately $539.4 million invested in government securities, high-grade domestic commercial paper and intermediate corporate securities. A significant portion of our portfolio matures in less than one year in order to meet our working capital requirements. We currently expect that the net proceeds from the IPO, together with the proceeds from our prior rounds of private financings and revenue from operations, will be sufficient to fund all our working capital, capital expenditures and liquidity requirements for at least the next 24 months, absent a significant acquisition or other extraordinary transaction, which we do not currently contemplate. If our efforts to obtain customer scale during the next two years are successful and we are not adversely affected in a significant manner, we do not expect to need to raise additional funds. Forecasting our cash needs long-term, however, is subject to numerous uncertainties, and we may need to raise additional funds. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, our financial condition and business may be materially adversely affected.

         We have no debt outstanding. Accordingly, we have not been exposed to near term adverse changes in interest rates. We are, however, currently exploring the possibility of establishing credit lines or other debt instruments to assist us in providing necessary letters of credit and to fund part of our working capital requirements on a cost effective basis. If we incur debt in the future we may experience adverse changes as a result of changes in interest rates. Additionally, we do not expect inflation to have a material effect on our results of operations. We have no foreign currency exposure and therefore, are not affected by changes in foreign exchange rates.

Recent Accounting Pronouncements

         In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

         NPW adopted SFAS No. 133 (as amended by SFAS 138) on January 1, 2001. We estimate that adoption will require a one-time adjustment of approximately $56 million which will be recorded as an increase to other comprehensive income.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements. NPW's revenue recognition procedures are in compliance with the requirements of SAB 101.

Quantitative and Qualitative Disclosure About Market Risk

         At December 31, 2000, we held no financial instruments or investments which could be subject to interest rate or equity price risk. Therefore, we were exposed primarily to counterparty risks and risks related to commodity price changes in the power and natural gas markets. We conduct business solely in the United States and are not subject to foreign operations risk.

         Counterparty risk relates to the risk of loss that we would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. We have established counterparty limits for each trading partner.

         Commodity price risk is the risk of loss arising from adverse movements in commodity prices. We have established a risk control group that monitors commodity price risk to ensure compliance with our stated risk management policies. Our current risk management policies and procedures are to use physical and financial products to manage our commodity price risk and maintain a balanced commodity portfolio within specified limits. Our risk management policies and procedures are modeled after Enron's risk management policies and procedures. Our policies and procedures cover, among others, areas of (1) general authorization of transaction activity by designated individuals and significant limits, (2) classification of risks into identifiable portfolios,
(3) responsibilities, segregation of duties, and functions to be performed by commodity procurement, credit, legal/contract management, risk controls groups, and the chief risk officer, and (4) performance and exposure reporting and notification requirements.

         We utilize derivative commodity instruments to hedge future purchases of natural gas to be provided to our customers as part of fixed price contracts. The purpose of the hedging strategy is to achieve a more predictable cash flow, as well as to reduce our exposure to adverse price fluctuations of natural gas. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The hedging instruments used are swaps and are placed with counterparties that we believe are minimal credit risks. We account for these transactions as hedging activities and, accordingly, gains or losses are included in the cost of natural gas in the period the hedged purchase occurs.

         See Note 11 to the Consolidated Financial Statements, "Hedging and Derivative Financial Instruments", for additional information on our derivative instruments.

Seasonality

         Our revenues are impacted by seasonality in that power sales generally increase during the warmer summer months, whereas natural gas sales have a reverse seasonality and increase during the colder winter months. These factors will cause our financial results to vary from quarter to quarter.

Item 8.  Financial Statements and Supplementary Data

INDEX

                                                                            Page
Report of Independent Public Accountants.................................... 29
Consolidated Balance Sheets................................................. 30
Consolidated Statements of Income........................................... 31
Consolidated Statements of Changes in Owners' and Stockholders' Equity...... 32
Consolidated Statements of Cash Flows....................................... 33
Notes to Financial Statements............................................... 34
Schedule II - Valuation and Qualifying Accounts ............................ 53

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of NewPower Holdings, Inc.:

         We have audited the accompanying consolidated balance sheets of NewPower Holdings, Inc., and subsidiaries, successor to an operating unit of Enron Energy Services, LLC (EES) as of December 31, 2000 and 1999, and the consolidated statements of income, changes in owners' and stockholders' equity, and cash flows for each of the three years ended December 31, 2000 (see Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NewPower Holdings, Inc., and subsidiaries, as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                               ARTHUR ANDERSEN LLP

NEW YORK, NEW YORK
FEBRUARY 12, 2001

                           NewPower Holdings, Inc.
                         Consolidated Balance Sheets
               (Dollars in thousands, except per share amounts)

                                                                                December 31,
                                                                       ----------------------------
                                                                          2000                1999
                                                                       ---------           ---------
ASSETS

Current Assets

   Cash and Cash Equivalents                                           $ 179,885           $       -
   Accounts Receivable, net of allowance of $1,250 and $67                47,885               2,880
   Stock Subscription Receivable                                               -             100,000
   Investments in Marketable Securities                                  257,189                   -
   Inventory and Imbalances                                               44,663                   -
   Prepaid Expenses                                                        8,024               2,302
                                                                       ---------           ---------

     Total Current Assets                                                537,646             105,182
                                                                       ---------           ---------

   Fixed Assets                                                           12,835                 235
   Less:   Accumulated Depreciation                                       (1,461)                  -
                                                                       ---------           ---------
     Net Fixed Assets                                                     11,374                 235
                                                                       ---------           ---------

   Investments in Marketable Securities                                  102,373                   -
   Other Assets                                                           28,954               7,698
   Intangible Assets, net                                                 31,995                   -
                                                                       ---------           ---------
Total Assets                                                           $ 712,342           $ 113,115
                                                                       =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

   Accounts Payable                                                     $ 39,278             $ 1,616
   Accrued Liabilities                                                    27,112                 215
   Due to Affiliated Entities                                             29,960              10,045
   Deferred Compensation                                                   9,390                   -
                                                                       ---------           ---------
     Total Current Liabilities                                           105,740              11,876
                                                                       ---------           ---------

Commitments and Contingencies

Stockholders' Equity

   Preferred Stock, $.01 par value, 50,000,000 shares authorized;              -                   -
      0 shares issued and outstanding
   Common Stock, $.01 par value, 500,000,000 shares authorized;              581                 200
   58,054,882 and 200,000 shares issued; 0 and 19,800,000
      shares subscribed; and 58,054,882 and 200,000 shares outstanding
   Paid-in Capital                                                       777,437             101,039
   Deferred Compensation                                                  (2,917)                  -
   Other Comprehensive Income                                              1,335                   -
   Accumulated Deficit                                                  (169,834)                  -
                                                                       ---------           ---------

     Total Stockholders' Equity                                          606,602             101,239
                                                                       ---------           ---------

Total Liabilities and Stockholders' Equity                             $ 712,342           $ 113,115
                                                                       =========           =========

  The accompanying notes are an integral part of these consolidated financial statements

                            NewPower Holdings, Inc.
                       Consolidated Statements of Income
           For the Three Years Ended December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)

                                                          Years Ended December 31,
                                                --------------------------------------------
                                                    2000            1999            1998
                                                ------------    ------------    ------------
Net Revenues                                    $     84,082    $      7,838    $      7,024

Cost of Sales                                         79,820           5,748           4,679
                                                ------------    ------------    ------------

Gross Margin                                           4,262           2,090           2,345

Operating Expenses                                   187,448          27,117          19,686
                                                ------------    ------------    ------------

Operating Income (Loss)                             (183,186)        (25,027)        (17,341)

Interest (Income) Expense                            (13,352)             --              --
                                                ------------    ------------    ------------

Income (Loss) Before Income Taxes                   (169,834)        (25,027)        (17,341)

Provision for Income Taxes                                --              --              --
                                                ------------    ------------    ------------

Net Income (Loss)                               $   (169,834)   $    (25,027)   $    (17,341)
                                                ============    ============    ============

Basic and diluted net loss per common share           ($5.53)       ($125.14)

Weighted average shares used to compute basic
   and diluted net loss per common share          30,725,566         200,000

  The accompanying notes are an integral part of these consolidated financial statements

                             NewPower Holdings, Inc.
     Consolidated Statements of Changes in Owners' and Stockholders' Equity
                  (Dollars in thousands, except share amounts)

                                                                                                            Owners'        Total
                                                                                                 Other     Equity and   Owners' and
                                                  Common Stock        Paid in      Deferred  Comprehensive Accumulated Stockholders'
                                               Shares      Amount     Capital    Compensation    Income      Deficit       Equity
                                             ----------  ----------  ----------   ----------   ----------   ----------   ----------
Owners' Equity, December 31, 1997                    --  $       --  $       --   $       --   $       --   $      111   $      111
     Capital Contribution - EES                      --          --          --           --           --       18,651       18,651
     Net Loss                                        --          --          --           --           --      (17,341)     (17,341)
                                             ----------  ----------  ----------   ----------   ----------   ----------   ----------
Owners' Equity, December 31, 1998                    --  $       --  $       --   $       --   $       --   $    1,421   $    1,421
     Capital Contribution - EES                      --          --          --           --           --       16,610       16,610
     Net Loss                                        --          --          --           --           --      (25,027)     (25,027)
     Issuance of Common Stock in
       Connection with Incorporation            200,000           2      (6,998)          --           --        6,996           --
     Common Stock and Warrants Subscribed
        in Connection with Capitalization    19,800,000         198     108,037           --           --           --      108,235
                                             ----------  ----------  ----------   ----------   ----------   ----------   ----------
Stockholders' Equity, December 31, 1999      20,000,000  $      200  $  101,039   $       --   $       --   $       --   $  101,239
     Issuances of common stock for services   2,076,305          21         (21)          --           --           --           --
     Sale of common stock and warrants       29,815,590         298     662,217           --           --           --      662,515
     Common stock issued for acquisitions       602,200           6       6,394           --           --           --        6,400
     Conversion of warrants to common stock   5,560,787          56         (56)          --           --           --           --
     Unearned compensation related to
       restricted stock grants                       --          --       5,000       (2,917)          --           --        2,083
     Unrealized gain on investments                  --          --          --           --        1,335           --        1,335
     Capital Contribution - EES                      --          --       2,864           --           --           --        2,864
     Net Loss                                        --          --          --           --           --     (169,834)    (169,834)
                                             ----------  ----------  ----------   ----------   ----------   ----------   ----------
Stockholders' Equity, December 31, 2000      58,054,882  $      581  $  777,437   $   (2,917)  $    1,335   $ (169,834)  $  606,602
                                             ==========  ==========  ==========   ==========   ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements

                             NewPower Holdings, Inc.
                      Consolidated Statements of Cash Flows
                (Dollars in thousands, except per share amounts)

                                                                                               Years Ended Decmber 31,
                                                                                   --------------------------------------------
                                                                                       2000            1999           1998
                                                                                   ------------    ------------    ------------
Cash Flows From Operating Activities

Reconciliation of net loss to net cash used by operating activities
           Net loss                                                                $   (169,834)   $    (25,027)   $    (17,341)
           Depreciation and amortization                                                  3,815              --              --
           Deferred compensation                                                         12,474           8,000              --
           Provision for doubtful accounts                                                1,250              --              --
Changes in assets and liabilities
           (Increase) decrease in accounts receivable                                   (44,255)            793          (3,245)
           Increase in inventory and imbalances                                         (11,437)             --              --
           Increase in prepaid expenses                                                  (5,722)             --              --
           Increase (decrease) in accounts payable and accrued liabilities               42,120            (286)          1,997
           Increase (decrease) in due to affiliate                                       19,915           9,910             (62)
           Decrease in deferred compensation payable                                     (1,000)             --              --
           Increase in other assets                                                     (21,255)        (10,000)             --
                                                                                   ------------    ------------    ------------
     Net Cash Used in Operating Activities                                             (173,929)        (16,610)        (18,651)
                                                                                   ------------    ------------    ------------

Cash Flows From Investing Activities
           Cash issued to purchase businesses, net of cash received                     (40,737)             --              --
           Capital expenditures                                                         (12,600)             --              --
           Purchases of investment securities                                          (358,227)             --              --
                                                                                   ------------    ------------    ------------
     Net Cash Used in Investing Activities                                             (411,564)             --              --
                                                                                   ------------    ------------    ------------

Cash Flows From Financing Activities
           Proceeds from sale of common stock & warrants                                762,514              --              --
           Contributions from EES                                                         2,864          16,610          18,651
                                                                                   ------------    ------------    ------------
     Net Cash Provided from Financing Activities                                        765,378          16,610          18,651
                                                                                   ------------    ------------    ------------

Increase in Cash and Cash Equivalents                                                   179,885              --              --

Cash and Cash Equivalents, Beginning of Period                                               --              --              --
                                                                                   ------------    ------------    ------------
Cash and Cash Equivalents, End of Period                                           $    179,885    $         --    $         --
                                                                                   ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements

NEWPOWER HOLDINGS, INC. NOTES TO FINANCIAL STATEMENTS

Note 1-Organization and Formation

         NewPower Holdings, Inc. ("NPW"), formerly TNPC, Inc. and EMW Energy Services Corp., is the successor to an operating unit of Enron Energy Services, LLC ("EES") which is a subsidiary of Enron Corp. ("Enron"). NPW, generally through its subsidiary The New Power Company, provides retail marketing and retail sales of natural gas and power to residential customers in nine states:
Ohio, Indiana, Georgia, Maryland, Pennsylvania, Michigan, New Jersey, Virginia and California. NPW is focusing substantially all of its resources on expanding its current marketing efforts from servicing various isolated markets to being recognized as a national retail provider of energy to residential and small commercial customers as additional markets continue to be opened to the competitive retail sale of energy.

Nature of Operations

         NPW is a new company with a limited operating history in the new and rapidly evolving restructured retail energy markets. The development of NPW's operations will depend upon, among other things, favorable markets opening under viable competitive rules, NPW's ability to expand its customer base in initial markets and the ability to enter new markets in a timely manner at reasonable costs.

         NPW has incurred net losses since inception and management expects to continue to incur losses for a period of time. NPW has increased operating expenses significantly to develop its business. NPW's ability to become profitable will depend on, among other things, it's ability to attract and retain a critical mass of customers at a reasonable cost, to further develop internal corporate organization and systems, and to manage effectively its energy requirements and sell its products at a sufficient margin.

         Historically, NPW financed its activities through contributions from EES and, after January 6, 2000, through private placements of its common stock and warrants to purchase its common stock. As discussed below, NPW was capitalized in an initial private placement valued at $100 million and funding was completed on January 6, 2000. Further private placements of NPW common stock and warrants were made in May 2000 and July 2000 valued at $15 million and $104.4 million, respectively. Also, NPW completed the initial public offering of its common stock in October 2000 from which the Company received net proceeds of $543 million. NPW management believes it has adequate funding to sustain its operating needs through the year 2002. However, if NPW's cash requirements prove to be greater than expected, NPW will need to obtain additional funding. NPW cannot be certain that additional financing can be obtained. NPW's financial condition and business may be materially adversely affected if additional capital is needed and cannot be raised on acceptable terms.

Capitalization

         NPW was incorporated on November 17, 1999 in the state of Delaware at which time 200,000 shares of common stock were issued to EES. NPW was capitalized (the "Capitalization") through the contribution of certain assets by EES and a private placement to outside investors, pursuant to an agreement executed on December 23, 1999, in which NPW received the following:

Description                                                           Amount
                                                                    (in $000's)
                                                                    ----------
Subscriptions to Purchase Common Stock                                $100,000
Economic Value from EES Residential Customer Base                            -
EES Risk Management Software                                               235
Other EES Agreements (Note 10)                                               -
                                                                    ----------
   Total                                                              $100,235
                                                                    ----------

         The transfer of assets from EES has been accounted for at historical costs as a reorganization of companies under common control in a manner similar to a pooling-of-interests. Accordingly, all assets contributed by EES have been recorded at their historical basis to EES. There was no historical recorded basis related to EES' residential customer base or the other agreements it contributed to NPW.

         For contributing its residential customer base, certain risk management systems and regulatory, risk management, commodity service, and other agreements to NPW (see Note 10), EES subscribed to receive 14,800,000 shares of NPW voting common stock and Class A warrants to purchase 45,000,000 shares of non-voting NPW common stock. EES contributed 5,000,000 of its shares of NPW's common stock to an affiliated limited liability company ("LLC"). The LLC is owned by EES and a limited partner, whose general partner is an executive of Enron.

         For their agreement to contribute $100 million of cash to NPW, other investors subscribed to receive 5,000,000 shares of NPW common stock and Class A warrants to purchase 15,000,000 shares of non-voting NPW common stock and Class B warrants to purchase 10,322,800 shares of non-voting NPW common stock.

         Also in connection with services performed related to the initial private placement, an executive of EES was granted the right to receive 2,064,400 shares of non-voting NPW common stock. The shares issuable under this agreement were valued at $8.0 million based on their fair market value as of the date of grant. Operating expenses in 1999 include an $8.0 million expense attributable to the granting of these shares and the fair value of the shares is reflected at December 31, 1999 as a component of additional paid-in capital.

         Funding of the private placement was completed on January 6, 2000 and all of the subscribed shares and subscribed Class A and Class B warrants were issued.

         In May 2000, NPW entered into a subscription agreement with IBM pursuant to which IBM purchased shares of NPW's common stock. First, IBM purchased 1,100,400 shares of NPW's common stock in exchange for $10 million, payable in equal installments on May 31, 2000 and September 29, 2000. Second, IBM purchased 476,190 shares of NPW's common stock in exchange for $5 million, paid on December 29, 2000. Finally, IBM agreed to purchase shares of NPW's common stock on December 31, 2001 at the average daily closing price of NPW's common stock on the New York Stock Exchange for the twenty trading days prior to December 31, 2001 in exchange for $5 million, as long as such average exceeds 50% of the price per share in the IPO.

         In June 2000, EMW Energy Services Corp. changed its name to TNPC, Inc., a Delaware corporation. In January 2001, TNPC, Inc. changed its name to NewPower Holdings, Inc., a Delaware corporation.

         In July 2000, NPW sold 9,070,800 Class A warrants to purchase the non-voting common stock of NPW and 639,000 shares of non-voting common stock of NPW to a group of investors for $104.4 million in cash. A limited partnership, whose general partner is an executive of Enron, subscribed to purchase 4,651,600 of the Class A Warrants sold in the second private placement for $50 million in cash.

         NPW sold 24 million shares of its common stock in an initial public offering ("IPO"), which closed on October 11, 2000. The public offering price was $21.00 per share of common stock and the underwriting discount was $1.21 per share of common stock. On October 11, 2000, the underwriters for the offering exercised the over-allotment option granted to them by NPW in connection with the offering for an additional 3.6 million shares of common stock at a price of $21.00 per share, which closed on October 13, 2000. Net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $543 million.

         In connection with the effectiveness of the registration statement on October 4, 2000, all of the outstanding Class B warrants automatically converted into a total of 5,560,787 shares of common stock via a cashless conversion feature.

Note 2-Summary of Significant Accounting Policies

Basis of Presentation

         For the year ended December 31, 2000, the financial statements present the balance sheets, statements of operations, statements of changes in stockholders' equity and cash flows applicable to operations related to the residential customers contributed by EES and the customers acquired through acquisitions (see Note 10) and NPW marketing efforts during 2000. For all periods prior to January 2000, the financial statements present the balance sheets, statements of operations, statements of changes in owners' equity and cash flows applicable to operations related to the residential customers contributed by EES. The underlying data for the financial statements for those periods have been derived from the books and records of EES.

         Prior to the Capitalization, NPW did not maintain corporate treasury, accounting, tax, purchasing and other similar corporate support functions. For purposes of preparing the accompanying financial statements, certain EES corporate costs were allocated to NPW using the allocation method described in
Note 10.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining NPW's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents

         NPW considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The recorded carrying amounts of NPW's cash and cash equivalents approximate their fair market value.

Inventory and Imbalances

         Inventories represent natural gas in storage, and are stated at the lower of weighted average cost or market. In addition, the Company delivers natural gas to the local distribution companies for further delivery to the Company's customers. Actual usage by the Company's customers will differ from the amount of natural gas delivered to the local distribution companies. This difference is referred to as an "imbalance" and is stated at the lower of cost or market. The Company periodically compares the carrying value of natural gas in inventory and imbalances resulting from deliveries of gas to local distribution companies in excess of actual usage to its realizable market value. The carrying value of any inventory or imbalances deemed to be not realizable are charged to earnings.

Investments in Marketable Securities

         NPW's short term investments are classified as available for sale under the provisions of Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Debt and Equity Securities".

         NPW has invested excess proceeds from the IPO and private placements in marketable securities to preserve capital and provide required liquidity. These investments consist primarily of high grade short-term bonds and commercial paper and the recorded carrying value equals their fair market value as follows:

                                                                Gross          Gross
                                              Amortized      Unrealized      Unrealized
                                                 Cost           Gains          Losses        Fair Value
--------------------------------------------------------------------------------------------------------
                                                                      (in $000)
US Government notes and bonds                  $ 50,488          $430             $ -         $ 50,918
US Government Agency notes and bonds
                                                 55,222           433                           55,655
Foreign Government notes and bonds                2,043            20                            2,063
Certificates of deposit                          10,012             8                           10,020
Corporate notes and bonds                        47,606           432            (10)           48,028
Corporate commercial paper                      190,215            22                          190,237
Money market accounts                             2,641                                          2,641
--------------------------------------------------------------------------------------------------------
Total                                          $358,227        $1,345           $(10)         $359,562
========================================================================================================

Reported as:
Short-term Investments in
    marketable securities                                                                     $257,189
Long-term Investments in
    marketable securities                                                                      102,373
--------------------------------------------------------------------------------------------------------
Total                                                                                         $359,562
========================================================================================================

Income Taxes

         Prior to the Capitalization, NPW was not a separate taxable entity for federal, state or local income tax purposes. Its results of operations were included in Enron's consolidated federal and state returns. If NPW's separately stated tax provision had been prepared in accordance with Statements of Financial Accounting Standards ("SFAS") No. 109-"Accounting for Income Taxes," no tax benefit for NPW's net operating losses would have been recognized. These statements reflect the separate return basis approach for all years and periods prior to the Capitalization.

         For years and periods subsequent to the Capitalization, NPW is no longer a part of a consolidated tax return and will file a separate tax return.

         Deferred taxes result from differences arising between the financial and tax bases of NPW's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized by NPW.

Fixed Assets

         Fixed assets are stated at cost. NPW provides for depreciation on fixed assets on the straight-line basis over their estimated useful lives, as follows:

           Office furniture and fixtures                    3 years
           Computer software and licenses                   3 years
           Computer hardware                                3 years
           Leasehold improvements                        Life of Lease

Revenue Recognition

         NPW recognizes revenue for the sale of power or natural gas once the commodity has been delivered to a customer. Unbilled power and natural gas sales are estimated and recorded each period. NPW's bills to customers may also include charges relating to the transmission and distribution of the commodity, for which the utility is ultimately responsible. These amounts are excluded from NPW's net revenues. As a result, neither NPW's revenues nor costs include the transmission and distribution charges included in customers' bills.

Hedging Contracts

         Subsequent to NPW's acquisition of customers from Columbia Energy Group (see Note 3), the Company began utilizing derivative commodity instruments to hedge natural gas commodity and basis exposure risk associated with its fixed price contracts to provide natural gas to customers. NPW's hedging strategies meet the criteria for hedge accounting treatment under SFAS No. 80, "Accounting for Futures Contracts". Accordingly, gains and losses on these instruments are recognized concurrently with the recognition of the related physical transactions.

         NPW regularly assesses the relationship between natural gas commodity prices in "cash" and futures markets. The correlation between prices in these markets has been within a range generally deemed to be acceptable. If the correlation were not to remain in an acceptable range, NPW would account for the financial instrument positions as trading activities. Such trading activities would be accounted for using mark to market accounting under Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities". The value of the energy trading contracts would be recorded as assets and liabilities in the consolidated balance sheet and changes in the values would be reflected through the statement of income as a component of cost of sales.

Recently Issued Accounting Pronouncements

         In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

         NPW adopted SFAS No. 133 (as amended by SFAS 138) on January 1, 2001. We estimate that adoption will require a one-time adjustment of approximately $56 million, which will be recorded as an increase to other comprehensive income.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements. NPW's revenue recognition procedures are in compliance with the requirements of SAB 101.

Comprehensive Income

          Comprehensive income is reported in the consolidated statements of changes in stockholders' equity. For the year ended December 31, 2000, comprehensive income of $1.3 million relates to the unrealized gains on available for sale securities included in the balance sheet as investments in marketable securities.

Net Loss Per Common Share

         Net loss per common share for the year ended December 31, 2000 was determined by dividing net loss by the weighted average common shares outstanding. Common equivalent shares related to stock options and warrants are excluded from the calculation as their effect is antidilutive. Accordingly, basic and diluted loss per common share are equivalent.

         Common equivalent shares at December 31, 2000 included 69,070,800 Class A warrants. Common equivalent shares attributable to the Class A warrants at December 31, 2000 computed on the treasury stock method would have been approximately 68,800,764 shares.

         NPW was not a separate legal entity for periods prior to the Capitalization and has no historical capital structure. Therefore, historical earnings per share prior to 1999 have not been presented in the financial statements. Net loss per common share for the year ended December 31, 1999 was determined by dividing net loss by the common shares, of which 200,000 shares were fully paid and outstanding at December 31, 1999. Common equivalent shares related to stock subscriptions, stock options and warrants are excluded from the calculation as their effect is antidilutive. Accordingly, basic and diluted loss per common share are equivalent. Common equivalent shares at December 31, 1999, consisted of 2,064,400 common shares issuable to an executive of EES and the Class A warrants subscribed in the December 1999 private placement.

         Common equivalent shares attributable to the Class A warrants at December 31, 1999 computed on the treasury stock method would have been approximately 59,300,000 shares.

Certain Risks and Concentrations

         NPW sells its energy services to residential and small commercial customers in the United States. Reserves are maintained for credit losses. At December 31, 2000 and 1999 the allowance for doubtful accounts was $1.25 million and $67,000, respectively.

         NPW's business is subject to many risks and uncertainties including dependence on favorable regulatory developments, dependence on services provided by third parties, potential conflicts of interest with principal stockholders, substantial fluctuations in energy commodity prices, growth and commercial acceptance of the Internet, activities of competitors, dependence on key personnel and limited operating history.

Note 3-Acquisitions

         In July 2000, NPW acquired the residential and small commercial retail energy business of the Columbia Energy Mass Markets Business Segment ("Columbia"), a retail provider of power and natural gas to residential and small commercial customers in the United States. The acquisition has been accounted for as a purchase. Total purchase consideration included $11.7 million in cash and 602,200 shares of common stock of NPW with an estimated value of $6.4 million. Also, in connection with the acquisition, NPW purchased natural gas inventory and customer accounts receivable for approximately $32.8 million. The customers acquired from Columbia included committed contracts to provide future services to customers that had a negative value of a $4.5 million as of the acquisition date. This loss was considered in the purchase price. The loss was estimated based on factors including the remaining term of the committed contracts, the contracted sales price to the customers, projected customer demand patterns and the then current costs to acquire and deliver the commodity to the customers in the contracted future periods. Up to an additional $3.9 million of cash consideration can be earned by Columbia if specified levels of customer retention are maintained over the one-year period from the closing of the acquisition. The contingent consideration will be accrued in the period in which it becomes probable and can be reasonably estimated. The accrual of contingent consideration will increase the value of intangible assets acquired and the related amortization subsequent to the settlement of the contingent liability. The results of operations of the Columbia portfolio are included in NPW's operating results since the July 31, 2000 acquisition date.

         As a part of NPW's asset purchase agreement with Columbia, NPW assumed Columbia's rights and obligations under a January 1, 2000 Gas Purchase Agreement between Enron North America Corp. and Columbia. The agreement identifies term gas volume commitments that Columbia agreed to purchase from Enron North America. Pursuant to the assumption, NPW will purchase gas from Enron North America in the amounts and at the negotiated market based indexed rates and terms contained in the agreement. This agreement will expire on March 31, 2001. NPW also assumed Columbia's rights and obligations under two master agreements between Enron North America and Columbia. Physical hedge transactions and financial derivative transactions subject to these agreements and related to Columbia's retail operations were assigned to and assumed by NPW as part of this transaction.

         In December 2000, NPW acquired the residential and small commercial retail energy business of Energy USA ("EUSA"), which was an operating unit of NiSource, Inc. ("NiSource"). The acquisition has been accounted for as a purchase. The purchase price consisted of one dollar and NPW's assumption of contracts to provide services to the customers which have a negative value of $9.5 million as of the acquisition date. Also, in connection with the acquisition, NPW acquired natural gas inventory for $4.7 million and financial contract settlements valued at $8.5 million. The loss position of the contracts acquired by NPW was estimated based on factors including the remaining term of the committed contracts, the contracted sales price to the customers, projected customer demand patterns and the then current costs to acquire and deliver the commodity to the customers in the contracted future periods. The results of operations of the EUSA portfolio are included in NPW's operating results since December 2000.

         The preliminary allocation of the purchase price to acquire the Columbia and NiSource businesses is as follows (in $000's):

                                                          Amount

           Cash                                           $ 3,757
           Accounts Receivable                              2,000
           Storage Inventory                               33,227
           Non-Competition Agreement                        5,000
           Use of Brands and Trademarks                     5,000
           Customer Lists                                  24,349
           Financial Contract Settlements                 (8,467)
           Accrued Contract Losses                       (13,972)
                                                         --------
           Net Assets Acquired                           $ 50,894
                                                         ========

         The non-competition agreement and the use of brands and trademarks are being amortized on a straight-line basis over 3 years. The customer lists are being amortized on a straight-line basis over 5-7 years. The accrued contract losses are being amortized through operating results, as a reduction of cost of sales, over the remaining service period of the acquired customer contracts as of the acquisition date.

         The following unaudited pro forma condensed financial information for the years ended December 31, 2000 and 1999 is presented to show the results of NPW as if the acquisitions of Columbia and EUSA occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to intangibles, and are not necessarily indicative of what the results would have been had the transaction actually occurred on the aforementioned dates.

                                                 Year Ended         Year Ended
                                                 December 31,       December 31,
                                                     2000               1999
                                                     ----               ----
                                                      (Unaudited, in $000's)
Revenues                                           $187,815           $127,657
Net Loss                                          $(179,320)          $(81,014)
Basic and Diluted Loss Per Share                     $(5.77)          $(100.99)

Acquisition of PECO Customers

        In October 2000, NPW reached an agreement with PECO Energy Company ("PECO") to supply service to 20 percent of of PECO's residential power customers who had not selected a competitive energy services provider. PECO provides electric delivery service in southeastern Pennsylvania, which is one of NPW's initial target markets. Pursuant to requirements in the 1998 settlement of PECO's electric restructuring case, PECO issued a request for proposal for a third party to supply Competitive Default Service to 20% of its residential customers for a three-year term beginning January 1, 2001. PECO selected NPW's operating subsidiary, The New Power Company, in this process, and the two parties reached a definitive agreement on October 18, 2000, which was subsequently approved by the Pennsylvania Public Utility Commission. Under the agreement with PECO, The New Power Company is committed to provide power at a discount to PECO's current rates for residential customers who participate in this program. The customers were selected on a random basis. The New Power Company will begin servicing approximately 240,000 customers on March 1, 2001, pursuant to this agreement. The agreement includes provisions for NPW to receive additional customers from PECO up to a maximum of 20 percent of all residential electricity customers then receiving distribution service from PECO.

Note 4-Fixed Assets

         Fixed assets consist of the following as of December 31, 2000 and 1999 (in $000's):

                                                       2000          1999
                                                       ----          ----
         Computer software and licenses               $10,409          $235
         Computer hardware                                339             -
         Office furniture and fixtures                    889             -
         Leasehold improvements                         1,198             -
                                               -------------- -------------
                                                       12,835           235
         Less:  Accumulated depreciation              (1,461)             -
                                               -------------- -------------
                                                      $11,374          $235
                                                      =======          ====

Note 5-Other Assets

         Other long term assets consist of the following as of December 31, 2000 and 1999 (in $000's):

                                                      2000          1999
                                                      ----          ----
         Collateral and prepayments                   $24,977        $7,698
         Employee notes receivable                      3,977             -
                                               -------------- -------------
                                                      $28,954        $7,698
                                                      =======        ======

Interactive Marketing Agreement

         In November 1999, NPW entered into a marketing agreement with America Online ("AOL") which gives NPW exclusive rights to market energy products directly to consumers through AOL's online system. The agreement is for a term of six years ending November 2005 and requires variable semi-annual payments aggregating $49 million. EES paid $10 million related to this agreement on behalf of NPW during 1999. Such amount, which was repaid in January 2000, is reflected in the accompanying balance sheet as other assets and amount due to affiliate at December 31, 1999. NPW paid $5.8 million under the agreement to AOL during 2000. NPW will record all payments made under the agreement to other assets and expense them, on a straight-line basis, over the period access is provided to AOL's online system. Access to AOL's online system commenced in September 2000. Future payments will be expensed over the period in which access is provided to AOL's online system. NPW will be required to issue up to approximately 2,580,600 shares of its common stock to AOL if certain levels of customer acquisition are achieved. As the shares are earned by AOL, NPW will record an operating expense equal to the fair value of the shares earned during a specific period. No shares have been earned or issued as of December 31, 2000. Additionally, if total customer acquisition from the agreement exceeds a pre-determined threshold, NPW will pay AOL a cash payment based on the excess number of customers over the specified threshold at a pre-determined rate per customer. As of December 31, 2000, the customer acquisition threshold had not been achieved. As part of its contract with AOL, NPW obtained specified rights in connection with AOL's then-current rewards program, AOL Rewards(R). During 2000, AOL replaced that program and announced a combined AOL/AAdvantage program. Management is in discussions with AOL concerning NPW's participation in the new program and is currently reviewing the entirety of NPW's relationship with AOL, including the number of customer acquisitions derived under existing arrangements compared to the expense.

Collateral

         State regulations, as well as certain of NPW's counterparties, require collateral to ensure fulfillment of NPW's commitments. To meet these commitments, NPW has purchased surety bonds requiring cash collateral of $13.0 million as of December 31, 2000. These surety bonds will terminate and the collateral will revert to NPW's control upon successful completion by NPW of specified commitments.

Employee Loans

         Notes receivable from employees relates to housing assistance loans provided to certain members of management pursuant to relocation needs.

Note 6- Intangible Assets

         Intangible assets consist of the following as of December 31, 2000 (in $000's):

                                                       2000
                                                       ----
         Customer lists                               $24,350
         Non-competition agreement                      5,000
         Brands and trademarks                          5,000
                                                    ---------
                                                       34,350
         Less: Accumulated amortization                (2,355)
                                                    ---------
                                                      $31,995
                                                      =======

Note 7-Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2000 and 1999 (in $000's):

                                                     2000            1999
                                                     ----            ----
         Acquired Contract Losses                     $10,972        $    -
         Financial Contract Settlements                 8,467
         Compensation                                   6,360             -
         Other                                          1,313           215
                                                      -------          ----
                                                      $27,112          $215
                                                      =======          ====

         See discussion of accrued contract losses in Note 3.

Note 8-Deferred Compensation

Make-Whole Payments

         During 2000 NPW made provisions for certain executives to be compensated to make them whole for equity interests in their former employer that they forfeited to join NPW. Awards totaling $19.3 million were granted pursuant to make-whole provisions during the year ended December 31, 2000. The awards vest over varying periods ranging from immediate through June 2003. NPW will accrue all amounts granted as compensation expense and deferred compensation payable ratably over the applicable vesting period. Additionally, estimated earnings for the non-funded portion of amounts vested by employees will be accrued as compensation expense and deferred compensation payable. During the year ended December 31, 2000, charges totaling $10.4 million were recorded to operating expenses and deferred compensation payable related to arrangements under the make-whole provisions. During the year ended December 31, 2000, payments of $1 million were made to fund amounts due under the make-whole provisions.

Restricted Stock Grants

         In connection with the initial public offering of NPW stock in October 2000, NPW granted 238,097 shares of restricted stock valued at $5 million to two executives. The employees vest in the shares over varying periods through December 2003. On the date of the grant, NPW recorded the entire $5 million value to additional-paid in capital with a corresponding amount recorded to the deferred compensation component of stockholders' equity. As the executives vest in the shares over their respective service periods NPW will record compensation expense and relieve the deferred compensation component of stockholders' equity. During the year ended December 31, 2000 compensation expense totaling $2.1 million was recorded pursuant to vesting of the restricted stock grants and 11,905 shares of restricted stock was issued to one of the executives.

Note 9-Owners' and Stockholders' Equity

         Prior to the Capitalization, owners' equity represents the cumulative net investment of EES in the operations of NPW. Upon Capitalization, the EES cumulative net investment at December 31, 1999 was reclassified into paid-in capital.

         As of December 31, 2000 NPW had authorized (a) 400,000,000 shares of voting Common Stock, $.01 par value, of which 58,054,882 were issued and outstanding, (b) 100,000,000 shares of non-voting common stock, of which none were issued and outstanding and (c) 50,000,000 shares of Preferred Stock, $.01 par value, of which none were issued or outstanding.

         In connection with the IPO, 2,703,400 shares of non-voting common stock were automatically converted to voting common stock.

         NPW also issued Class A and Class B warrants to purchase the common stock of NPW in connection with the Capitalization and the second private placement. The Class A warrants allow the purchase of 69,070,800 shares of non-voting common stock of NPW at an exercise price of $0.05 per share, exercisable over a five-year period beginning December 31, 2000. The Class B warrants have been converted into 5,560,787 shares of common stock in connection with the initial public offering as described in Note 1. Also in connection with the IPO, terms of the Class A warrents to purchase 69,070,800 shares of non-voting Common Stock of NPW were automatically revised to allow the purchase of voting Common Stock of NPW.

Stock Split

         In September 2000, NPW's board of directors elected to amend NPW's Certificate of Incorporation to increase the number of authorized common shares from 2,000,000 to 500,000,000 and effected a 200 for 1 split of its common stock. All share and per share information herein has been retroactively restated as if the split occurred as of the earliest date presented.

Note 10-Related Party Transactions

Master Services Agreement

         In connection with the Capitalization, NPW entered into a Master Services Agreement ("MSA") with

Enron and EES pursuant to which Enron and EES agreed to provide NPW with certain administrative and risk management services over various time periods. Enron also agreed to provide certain basic services of its Government Affairs department at no charge until January 6, 2003 to handle various government regulatory and legislative issues and activities. Enron's Government Affairs department will also handle specific requests not included among the basic services provided under NPW's standard service agreement for such fees as shall be mutually agreed. Enron and EES also agreed to provide NPW with general corporate services such as facility maintenance and human resources support at no charge through October 6, 2000. Finally, Enron and EES contributed the services of certain of their employees until July 6, 2000 who worked on a full-time basis to handle general administrative services, on NPW's behalf. NPW has reimbursed Enron and EES for their costs associated with these employees. As part of the Capitalization, Enron agreed to continue to service, on NPW's behalf, the natural gas and power customers to be transferred to NPW when NPW receives necessary regulatory permits. Prior to that time, the economic benefits and burdens of these contracts are being transferred to NPW.

         NPW has the option to discontinue any of the services provided by Enron and EES upon thirty days prior written notice. The MSA does not require that NPW contract exclusively with Enron and EES and does not require that NPW continue to use some or all of the services in the future.

Commodity Supply Agreements

         NPW entered into a Master Energy Purchase and Sale Agreement (the "Power Agreement") effective as of January 6, 2000 with Enron Energy Services, Inc. ("EESI"), a subsidiary of EES, which provides NPW the ability to purchase up to an aggregate of 2,000,000 kWs of electric power per hour from EESI on either an interruptible or firm basis. NPW has also entered into a Master Purchase and Sales Agreement (the "Gas Agreement") effective as of January 6, 2000 with EESI which provides NPW the ability to purchase up to an aggregate of 800,000 MMBtus of natural gas per day from EESI on either an interruptible or firm basis. Neither the Power Agreement nor the Gas Agreement obligates NPW to purchase commodities from EESI.

         The Power Agreement and the Gas Agreement are each effective until January 2002, but NPW has the option to extend the term of each agreement until January 2004.

Allocated Costs

         As discussed in Note 1, the financial statements of NPW reflect certain allocated operating expenses from EES and Enron. Such allocations and charges are based on a percentage of total operating expenses for the services provided, based on factors such as headcount or the specific level of activity directly related to such costs. For the years ended December 31, 2000, 1999 and 1998, approximately $2.9 million, $13.2 million and $7.5 million, respectively, of general and administrative costs were allocated to NPW. These costs relate to general corporate support such as accounting and treasury and certain costs incurred under the MSA and Gas and Power agreements for which EES and Enron will not be reimbursed by NPW. These costs have been recorded as operating expenses by NPW and reflected in the statement of owners' and stockholders' equity as paid-in capital from EES.

         Management believes that the allocation methods used are reasonable and reflective of NPW's proportionate share of such expenses and are not materially different from those that would have been incurred on a stand-alone basis.

Purchases

         EES provided NPW with all of its natural gas and power supply for each period prior to 2000. The purchases were priced at an index price adjusted to reflect the point of delivery of the commodity.

         NPW made purchases of natural gas and power from affiliates Enron and EES, during the year ended December 31, 2000, totaling $62.8 million and $9.2 million, respectively.

Non-Competition Agreement

         NPW has entered into a non-competition agreement with Enron and EES pursuant to which Enron and EES have agreed not to engage in certain activities related to the retail sale of natural gas or power to residential customers until January 6, 2005. The non-competition agreement may be terminated at any time between January 6, 2003 and January 6, 2005 if Enron and its controlled affiliates (including EES) own less than 15% of NPW's common stock on a fully-diluted basis and less than 15% of NPW's directors are affiliated with Enron or its controlled affiliates. The non-competition agreement will also terminate immediately in the event of specified change of control transactions relating to Enron. In addition, the non-competition agreement will terminate immediately as to EES if EES is no longer a controlled affiliate of Enron and all of NPW's common stock held by EES is transferred to Enron or one or more controlled affiliates of Enron.

Business Opportunity Agreement

         NPW has entered into a business opportunity agreement with Enron pursuant to which NPW renounced any interest or expectancy NPW may have in any business opportunity that does not consist exclusively of the businesses permitted by its certificate of incorporation. Subject to the terms of NPW's non-competition agreement with Enron and EES, the business opportunity agreement also allows Enron and its affiliates to engage in the same businesses that NPW currently anticipates to be engaged in, even if those business activities cause them to compete against NPW.

Software Agreement

         As part of the Capitalization, NPW entered into a software agreement with EES whereby EES assigned to NPW a joint and equal interest in and to specified risk management software and documentation, including source code and any intellectual property rights (other than trademark-related rights) in and to software and related documentation.

Note 11-Hedging and Derivative Financial Instruments

         Subsequent to NPW's acquisition of customers from Columbia Energy Group, the Company began utilizing swap instruments to hedge commodity and basis exposure risk associated with its fixed price natural gas contracts. In these swap instruments the Company pays the counter-parties the amount by which the floating variable price (settlement price) is below the fixed swap price and receives the amount by which the settlement price exceeds the fixed swap price. The results of the swap transactions are included in cost of sales when the related purchase of commodity occurs and generally result in a realized margin represented by the difference between the fixed sales price and the fixed swap price.

         The following table sets forth selected financial data associated with the Company's derivative financial instruments that were outstanding at December 31, 2000:

                                                             Weighted              Weighted
                                                              Average               Average
                            Year            Volume          Fixed Price          Current Price           Fair
Type of Contract         of Maturity         (dth)            Per dth               Per dth              Value
----------------         -----------         -----            -------               -------              -----
                                                                                                       (in $000)
Commodity-Swaps           2001-2003        19,857,476          $4.18                 $6.91              $54,200
Basis-Swaps               2001-2006        22,416,424          $0.37                 $0.45               $1,800

         The fair values shown in the above table represent the net amounts the Company would have received or paid if it had closed the derivative positions on December 31, 2000.

Note 12-Incentive Plans

         During 2000 NPW adopted the 2000 Stock Plan (the "Plan"). The Plan allows NPW, through the compensation committee, which consists of two non-employee members of NPW's board of directors, to grant non qualified stock options and restricted stock to employees, board members and non-employee service providers.

         NPW applies the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the Plan and the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined consistent with the provisions of SFAS No. 123, our net earnings, earnings per common share and earnings per common share-assuming dilution would have been reduced to the pro forma amounts indicated below:

                                         2000            1999            1998
                                         ----            ----            ----
                                        (in $000's, except per share data)
Net Loss
   As reported                        ($169,834)       ($25,027)       ($17,341)
   Pro forma                          ($212,734)       ($25,027)       ($17,341)

Net Loss per Common Share
   As reported                           ($5.53)       ($125.14)            N/A
   Pro forma                             ($6.92)       ($125.14)            N/A

Net Loss per Common Share --
Assuming Dilution
   As reported                           ($5.53)       ($125.14)            N/A
   Pro forma                             ($6.92)       ($125.14)            N/A

         The effect on 2000, 1999 and 1998 pro forma net earnings, earnings per common share and earnings per common share - assuming dilution of expensing the estimated fair value of stock options is not necessarily representative of the effect on reported earnings for future years due to the vesting period of stock options and the potential for issuance of stock options in future years.

         Under the Plan, employees, directors and non-employee service providers may be granted options to purchase NPW common stock. The option price is a minimum of the market price of the stock at the date of grant. Options granted under the Plan may be subject to vesting conditions, including holding periods.

         For purposes of the pro forma disclosure above the fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000:

                                              2000       1999      1998
                                              ----       ----      ----
         Risk-Free Interest Rate             5.11%       N/A       N/A
         Price Volatility                    30.75%      N/A       N/A
         Dividend Yield                        0%        N/A       N/A
         Expected Term in Years               9.14       N/A       N/A

         Price volatility was calculated based on a peer group of nine publicly traded companies. The volatility was determined using the average volatility for a one, three, five and seven-year period ended November 2000.

         A summary of the status of the Plan as of December 31, 2000 and changes during the year then ended is presented below:

                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                                 Options           Price
                                                 -------           -----
         Outstanding at December 31, 1999              -            -
            Granted                               12,042,000      $17.30
            Forfeited                               (27,600)      $21.00
                                                  ----------

         Outstanding at December 31, 2000         12,014,400      $17.29
                                                  ==========

         The following table summarizes information about stock options outstanding at December 31, 2000:


                                                                 Weighted
                                                                  Average          Weighted
                                                Options       Remaining Life       Average
         Range of Exercise Prices             Outstanding        in Years       Exercise Price
         ---------------------------------- ----------------- ---------------- -----------------
         $ 3.88 - $8.75                        1,557,600           7.558            $4.34
         $9.38 - $9.69                         1,507,000           8.824            $9.67
         $14.94 - $18.06                        321,000            9.835            $16.05
         $21.00                                8,628,800           9.452            $21.00

         None of the outstanding stock options were exercisable at December 31, 2000.

         The following table summarizes the activity of all restricted stock grants for the year ended December 31, 2000:

                                                             Shares
                                                            --------
          Outstanding at December 31, 1999                      -
             Granted                                         238,097
             Issued                                          (11,905)
                                                            --------
          Outstanding at December 31, 2000                   226,192
                                                            ========

         At December 31, 2000, a total of 6,166,903 shares were available for grant under the NPW 2000 Stock Plan. These shares remain available for the granting of non-qualified stock options and restricted stock as of December 31, 2000. The compensation cost that has been charged to earnings for the Plan was $2.1 million for the year ended December 31, 2000.

Note 13-Federal Income Taxes

         NPW incurred losses for tax purposes from inception through the Capitalization that were reported and included in the consolidated Enron group. The tax losses incurred prior to the Capitalization do not carry over to NPW. No provision for income taxes has been recorded to reflect any benefits received resulting from the utilization of the prior losses. As a result, only losses incurred from the Capitalization are available to NPW as a net operating loss carryforward to reduce taxes payable on future income. The Company's tax provision has been prepared in accordance with Statements of Financial Accounting Standards (SFAS) No. 109 - "Accounting for Income Taxes".

Deferred Income Taxes

         The principal components of NPW's deferred income tax liability at December 31, 2000 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. The principal components of NPW's net deferred income taxes at December 31, 2000 are as follows (in $000's):

                                                                   2000
                                                                   ----
          Deferred tax liabilities
            Amortization                                            ($412)
            Accelerated depreciation                                  (11)
          Deferred tax assets
            Tax loss carryforward - federal                         54,277
            Tax loss carryforward - state                            7,951
            Deferred compensation                                    2,816
            Restricted stock grants                                    623
            Allowance for bad debts                                    425
            Other                                                        2
                                                                   -------
                                                                    65,671
          Deferred Tax Asset Valuation Allowance                   (65,671)
                                                                   -------

          Net Deferred Tax Asset                                   $     -
                                                                   =======

         The 2000 provision for income taxes is as follows (in $000's):

                                                    2000
                                                    ----
         Current:
           Federal                                ($57,720)
           State                                    (7,951)
                                                  --------
         Total Current                            ($65,671)

         Deferred:
           Federal                                  57,720
           State                                     7,951
                                                  --------
         Total Deferred                             65,671
                                                  --------

         Provision for Income Taxes                 $    -
                                                  ========

         Differences between NPW's effective income tax rate and the statutory federal rate for the year ended December 31, 2000 are as follows (in $000's):

                                                                      2000
                                                                      ----
         Provision at the statutory federal rate                    ($57,744)
         Permanent differences                                            24
         State income taxes, net of federal income tax benefit        (7,951)
         Increase in valuation allowance                              65,671
                                                                     -------

         Total Tax Provision                                          $    -
                                                                     =======

         As of December 31, 2000, NPW had a federal net operating loss carryforward for income tax purposes of approximately $159.6 million that may be available to offset future taxable income. The federal net operating loss carryforward will begin to expire in 2016. NPW has recorded a valuation allowance against all deferred tax assets due to the uncertainty of future taxable income.

Note 14-Commitments and Contingencies

Outsourcing Agreement

         NPW entered into a services agreement with International Business Machines Corporation ("IBM"), pursuant to which IBM will provide NPW with certain systems integration services and other services relating to customer acquisition, customer care and revenue management over a ten-year term. The agreement provides for a combination of fixed and variable fees. The aggregate systems integration services are estimated to be between $65 and $75 million. For services relating to customer acquisition, customer care and revenue management, fees are a combination of fixed and variable as our customer base grows. Effective June 1, 2000, NPW began paying IBM a fixed fee of $1 million per month for the term of the agreement until the total monthly fees reach specified thresholds, plus a variable fee based on number and type of customer. The variable fee includes separate components for each customer that vary based on whether the customer is served online or by mail, a separate fee for each market entered and a per minute customer service charge. NPW has capitalized $10 million pertaining to software license fees paid to IBM for the use of software relating to customer acquisition, customer care, and revenue management. The license fees are being amortized over the shorter of the license periods or the estimated useful lives on a straight-line basis. The agreement generally provides that IBM will be the exclusive provider of most of NPW's revenue management and customer care services, but allows NPW to procure third party services under certain circumstances.

Commodity Purchase Commitments

         As of December 31, 2000, NPW, under certain fixed rate commodity contracts, had commitments for net purchases of 4,478,000 megawatt hours of electricity at prices ranging from $19.03 - $150.00 per megawatt hour through December , 2003.

         As of December 31, 2000, NPW had commitments to purchase, at market prices, approximately 6,724,000 dth of natural gas in January 2001.

Leases

         NPW leases office space under operating leases. Rental expenses under operating leases were $1.1 million in 2000. The Company did not incur rental expenses under operating leases in 1999 or 1998. Future minimum operating lease payments under these leases as of December 31, 2000 are shown below (in $000's):

         Years Ending December 31,                 Amount
         -------------------------                 ------
         2001                                      $ 1,441
         2002                                        1,109
         2003                                        1,129
         2004                                        1,186
         2005                                        1,186
         2006 and thereafter                         7,578
                                                  --------
                                                  $ 13,629
                                                  ========

Litigation

         At December 31, 2000, NPW was engaged in routine disputes and litigation arising in the ordinary course of business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse effect on the financial position or results of NPW.

Note 15-Quarterly Financial Data (unaudited)

        The following data summarizes certain operating results for each of the quarters of 2000 and 1999 (in $000's):

                                                                  2000 Quarters Ended
                                          March 31            June 30            Sept. 30            Dec. 31
                                          --------            -------            --------            -------
Net Revenues                               $2,126             $2,631             $14,597             $64,727
Cost of Sales                              $1,784             $2,248             $13,289             $62,499
Net Loss                                  ($7,415)           ($35,007)          ($69,916)           ($57,496)
Basic and Diluted Loss Per Common
Share                                      ($0.34)            ($1.57)            ($2.96)             ($1.02)

                                                                  1999 Quarters Ended
                                          March 31            June 30            Sept. 30            Dec. 31
                                          --------            -------            --------            -------
Net Revenues                               $2,164             $1,643              $1,895             $2,137
Cost of Sales                              $1,514             $1,003              $1,584             $1,648
Net Loss                                  ($3,436)           ($3,290)            ($5,883)           ($12,418)

        The summation of each quarter's earnings per share during 2000 does not equal earnings per share calculated for the full year ended December 31, 2000 due to the significance and timing of the IPO completed at the beginning of the fourth quarter of 2000.

Note 16-Subsequent Events (Unaudited) -

        In March 2001 NPW completed the acquisition of approximately 7,200 residential and small commercial natural gas customers in the Atlanta, Georgia market from Reliant Energy Retail, Inc. ("Reliant"). The acquisition will be accounted for as a purchase. Based on the mix of customers acquired from Reliant and the average consumption of small commercial customers in the Atlanta market, NPW estimates that the acquired portfolio equates to approximately 40,000 residential customers.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             NEWPOWER HOLDINGS, INC.
                                December 31, 2000
                                 (in thousands)

                                             Balance     Charged       Charged                     Balance
                                          at Beginning   to Costs      to Other                    at End
        Description                        of Period   and Expenses    Accounts     Deductions    of Period
        -----------                        ---------   ------------    --------     ----------    ---------
Year Ended December 31, 2000:
Allowance for doubtful accounts             $    67       $ 1,250                     $ 67 (1)      $ 1,250
Deferred tax valuation allowance                 --        65,671                                    65,671
                                          ------------------------------------------------        ---------
                           Total            $    67       $66,921       $    --       $ 67          $66,921
                                          ================================================        =========
Year Ended December 31, 1999:
Allowance for doubtful accounts             $    75                                   $ 8 (1)       $    67
Deferred tax valuation allowance                 --                                                      --
                                          ------------------------------------------------        ---------
                           Total            $    75       $    --       $    --       $ 8           $    67
                                          ================================================        =========
Year Ended December 31, 1998:
Allowance for doubtful accounts             $    --       $    75                                   $    75
Deferred tax valuation allowance                 --                                                      --
                                          ------------------------------------------------        ---------
                           Total            $    --       $    75       $    --       $ --          $    75
                                          ================================================        =========

(1)  Uncollectible accounts written off

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Part III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers and Directors

         The executive officers and directors of NewPower Holdings, Inc. are as follows:

                Name                             Age                            Position
         H. Eugene Lockhart                       51         President, Chief Executive Officer and Director
         William I Jacobs                         59         Managing Director, Chief Financial Officer and Director
         Nicholas A. Utton                        44         Managing Director, Chief Marketing Officer
         Marc E. Manly                            49         Managing Director, Law and Governmental Affairs
         A.S.A. Wyatt                             51         Managing Director, Operations and Technology
         William J. Cronin                        38         Managing Director, Risk Control
         John Henderson                           36         Managing Director, Risk Management
         Kathryn A. Johnson                       43         Vice President, Human Resources and Communications
         Lou L. Pai                               53         Chairman and Director
         Linda G. Alvarado (2)(3)                 48         Director
         Richard A. Causey                        41         Director
         James V. Derrick, Jr.                    56         Director
         Peter T. Grauer (1)(3)                   55         Director
         Ray J. Groves (2)(3)                     65         Director
         Kenneth L. Lay                           58         Director
         Eugene B. Shanks, Jr. (1)(2)(3)          53         Director

         (1) Member of the Compensation Committee
         (2) Member of the Audit and Risk Management Committee
         (3) Member of the Business Review Committee

         H. Eugene Lockhart joined NPW in February 2000 and serves as President and Chief Executive Officer. Mr. Lockhart has been a director since April 2000. Prior to joining NPW, from February 1999 to February 2000, Mr. Lockhart was the President of AT&T Consumer Services at AT&T Corp. From May 1997 to October 1998, Mr. Lockhart served as President of BankAmerica Corporation's Global Retail Bank. From January 1994 to May 1997, Mr. Lockhart was President and Chief Executive Officer of MasterCard International. Mr. Lockhart serves on the boards of directors of Nabisco Group Holdings, First Republic Bank, IMS Health Inc. and SYNAVANT Inc. Mr. Lockhart is also a trustee of the Alumni Board of the University of Virginia and the Darden Graduate School of Business at the University of Virginia.

         William I Jacobs serves as Managing Director and Chief Financial Officer, a position he has held since joining NPW in June 2000. Mr. Jacobs has been a director since July 2000. Prior to joining NPW, from January 1999 to June 2000, Mr. Jacobs served as Senior Executive Vice President, Strategic Ventures for MasterCard International, Inc. From January 1995 to December 1999, Mr. Jacobs was Executive Vice President, Global Resources for MasterCard International. Prior to Mr. Jacobs' employment at MasterCard International, he was the Executive Vice President, Chief Operating Officer of Financial Security Assurance, Inc., which he co-founded in 1984. Mr. Jacobs serves on the boards of directors of Investment Technology Group, Inc., Global Payments, Inc., and Blackboard, Inc. and is the Chairman of the Board of Trustees of American University.

         Nicholas A. Utton serves as Managing Director and Chief Marketing Officer, a position he has held since joining NPW in October 2000. From 1996 to October 2000, Mr. Utton served as Chief Marketing Officer of MasterCard International. Prior to his employment at MasterCard, Mr. Utton was Senior Vice President, International Marketing at Revlon International. Mr. Utton has also held various marketing and product management positions at Cadbury Schweppes, Bristol-Meyers Squibb Company, Richardson Vicks and Unilever.

         Marc E. Manly serves as Managing Director, Law and Government Affairs, a position he has held since joining NPW in April 2000. From October 1996 to April 2000, Mr. Manly was Vice President and Chief Counsel to AT&T Consumer Services. From December 1994 to October 1996, Mr. Manly served as the Solicitor General of AT&T Corp. Prior to that time, he was a partner with the law firm of Sidley & Austin.

         A.S.A. Wyatt serves as Managing Director, Operations and Technology, a position he has held since joining NPW in May 2000. From October 1999 to April 2000, Mr. Wyatt served as Vice President of Operations, Technology and Planning at AT&T Corp. From June 1993 to September 1999, Mr. Wyatt served as Director of Group Development at Guardian Royal Exchange plc, one of the largest composite insurers in the United Kingdom. Prior to that time, Mr. Wyatt held a variety of positions at Midland Bank plc in the United Kingdom.

         William J. Cronin serves as Managing Director, Risk Control, a position he has held since joining NPW in March 2001. From April 1999 to February 2001, Mr. Cronin served as Chief Financial Officer and Head of Business Development at Phibro, Inc., a subsidiary of Citigroup, Inc. From November 1992 to March 1999, Mr. Cronin served as Treasurer and Chief Credit Officer of Phibro. Prior to his employment at Phibro, Mr. Cronin served as a Futures Credit Analyst with Thomson McKinnon Securities and E.F. Hutton.

         John Henderson serves as Managing Director, Risk Management, a position he has held since joining NPW in April 2000. From August 1996 to March 2000, Mr. Henderson served as Vice President of Retail Risk Management at Enron Energy Services. From July 1994 to July 1996, Mr. Henderson served as Director of European Gas and Power Trading at Enron Europe Liquids Processing. Prior to his employment with Enron, Mr. Henderson held various positions at Drexel Burnham Lambert, and consulted for Bloomberg Financial Markets.

         Kathryn A. Johnson serves as Vice President, Human Resources, Communications, and Administrative Operations, a position she has held since joining NPW in April 2000. From February 1999 to April 2000, Ms. Johnson was Executive Director, Consumer Services Management at AT&T Corp. From November 1996 to February 1999, Ms. Johnson served as Brand Management Director at AT&T. From March 1995 to November 1996, Ms. Johnson served as Vice President, Human Resources and Account Services at Jetson Direct Mail Services, a privately-owned direct mail production company. Prior to that time, Ms. Johnson held a number of consumer marketing and administrative operations positions in AT&T.

         Lou L. Pai is Chairman and has been a director since November 1999. He is Chairman and Chief Executive Officer of Enron Xcelerator, a position he has held since February 2001. From March 1997 to February 2001, Mr. Pai served as Chairman and Chief Executive Officer of Enron Energy Services. From August 1995 to February 1997, Mr. Pai served as President and Chief Operating Officer of Enron Capital & Trade Resources Corp., a subsidiary of Enron now known as Enron North America Corp., and from September 1994 to July 1995, Mr. Pai served as a Managing Director of Enron Capital & Trade. Mr. Pai has served as a member of the board of directors of the Woodward Governor Company since July 1999.

         Linda G. Alvarado has been a director since October 2000. She has been President and Chief Executive Officer of Alvarado Construction, Inc. since 1976. Ms. Alvarado is also a co-owner of The Colorado Rockies Baseball Club. Ms. Alvarado serves on the boards of directors of 3M, Qwest Communications, Inc., The Pepsi Bottling Group, Inc., Pitney Bowes Inc. and Lennox International Inc.

         Richard A. Causey has been a director since September 2000. He is Executive Vice President and Chief Accounting Officer of Enron Corp., a position he has held since July 1999. From July 1997 to July 1999, Mr. Causey served as Senior Vice President of Enron Corp. and its Chief Accounting Officer, and from July 1992 to July 1997 served in various capacities at Enron Capital & Trade Resources Corp., a subsidiary of Enron Corp. now known as Enron North America Corp. Prior to joining Enron in 1992, Mr. Causey was a Senior Manager with Arthur Andersen & Co. in Houston, Texas.

         James V. Derrick, Jr. has been a director since January 2000. He is Executive Vice President and General Counsel of Enron Corp., a position he has held since June 1991. Prior to joining Enron in 1991, Mr. Derrick was a partner at the law firm of Vinson & Elkins L.L.P.

         Peter T. Grauer has been a director since June 2000. He has been a Managing Director of DLJ Merchant Banking, Inc., since September 1992. From April 1989 to September 1992, he was a Co-Chairman of Grauer & Wheat, Inc., an investment firm specializing in leveraged buyouts. Mr. Grauer is the Chairman of the Board of Bloomberg Inc. and serves on the boards of directors of Doane Pet Care Products Company, Total Renal Care Holdings, Inc., Formica Corporation and Thermadyne Holdings, Inc.

         Ray J. Groves has been a director since October 2000. He has been Chairman of Legg Mason Merchant Banking, Inc. since February 1995. Mr. Groves retired as Chairman and Chief Executive Officer of Ernst & Young in September 1994, which position he had held since 1977. Mr. Groves serves on the boards of directors of Allegheny Technologies Incorporated, American Water Works Company, Inc., Boston Scientific Corporation, Electronic Data Systems Corporation and Marsh & McLennan Companies, Inc.

         Kenneth L. Lay has been a director since January 2000. He had been Chairman of the Board and Chief Executive Officer of Enron Corp. for over fourteen years. In February 2001, Mr. Lay resigned as Chief Executive Officer of Enron Corp., but continues to serve as Chairman of the Board. Mr. Lay has been a member of the board of directors of Enron Corp. since 1985. Mr. Lay also serves on the boards of directors of Eli Lilly and Company, Compaq Computer Corporation, Azurix Corp., EOTT Energy Corp. (the general partner of EOTT Energy Partners, L.P.), Questia Media, Inc., Trust Company of the West, and i2 Technologies, Inc.

         Eugene B. Shanks, Jr. has been a director since November 2000. He is President and Chief Executive Officer of NetRisk, Inc., a risk management software and advisory services company that he founded in 1997. From 1980 to 1995, Mr. Shanks was employed at Bankers Trust and had a series of management roles leading up to his appointment as President in 1992. Mr. Shanks is a Trustee of Vanderbilt University and a member of its Executive Committee, and also serves on the board of directors of The Posse Foundation.

Item 11.  Executive Compensation

         The information required by this Item is incorporated herein by reference to the applicable information in the 2001 Proxy Statement, including the information set forth under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation".

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference to the applicable information in the 2001 Proxy Statement, including the information set forth under the captions "Security Ownership".

Item 13.  Certain Relationships and Related Transactions

         The information required by this Item is included in "Item 1, Business
- Material Contracts" and in the Consolidated Financial Statements under "Note 10-Related Party Transactions".

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

         The information required by this item is included in Item 8 of Part II of this Form 10-K.

(a)(2) Financial Statement Schedule

         The information required by this item is included in Item 8 of Part II of this Form 10-K.

(a)(3) Exhibits

         See Item 14(c) below.

(b) Reports on Form 8-K

         None.

(c)  Exhibits:

3.1*     - Second Amended and Restated Certificate of Incorporation (Exhibit 3.1
           to the registrant's registration statement on Form S-1, File No. 333-41412)
3.2*     - Amended and Restated Bylaws (Exhibit 3.2 to the Registrant's
           Registration Statement on Form S-1, File No. 333-41412)
10.1*    - Contribution and Subscription Agreement dated as of December 23,
           1999 by and among DLJMB Funding II, Inc., DLJ Merchant Banking Partners II, L.P., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ Millennium Partners-A, L.P., DLJ First ESC L.P., DLJ Offshore Partners II, C.V, DLJ EAB Partners, L.P., DLJ ESC II, L.P., GE Capital Equity Investments, Inc., California Public Employees' Retirement System, Ontario Teachers' Pension Plan Board, Enron Energy Services, LLC, Cortez Energy Services, LLC and EMW Energy Services Corp. (Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)

10.2*    - Business Opportunity Agreement dated as of January 6, 2000 between
           Enron Corp. and NewPower Holdings, Inc. (Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.3*    - Noncompetition Agreement dated as of January 6, 2000 among Enron
           Corp., Enron Energy Services, LLC and NewPower Holdings, Inc. (Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.4*    - Master Services Agreement dated as of January 6, 2000 among Enron
           Corp., Enron Energy Services, LLC and NewPower Holdings, Inc. (Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.5*    - Software Agreement dated as of January 6, 2000 between Enron Energy
           Services, LLC and NewPower Holdings, Inc. (Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.6*    - Master Energy Purchase & Sale Agreement dated as of January 6, 2000 between Enron Energy Services, Inc. and NewPower Holdings, Inc. (Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.7*    - Master Purchase & Sale Agreement dated as of January 6, 2000 between Enron Energy Services, Inc. and NewPower Holdings, Inc. (Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.8*+   - Interactive Marketing Agreement dated as of November 24, 1999 between America Online, Inc. and NewPower Holdings, Inc. (Exhibit
           10.8 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.9*    - Subscription Agreement dated as of January 6, 2000 among America
           Online, Inc., Enron Energy Services, LLC and NewPower Holdings, Inc. (Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.10*+  - Information Technology Services Agreement dated May 12, 2000 between NewPower Holdings, Inc. and International Business Machines Corporation (Exhibit 10.10 to the Registrant's Registration s Statement on Form S-1, File No. 333-41412)
10.11*   - Subscription Agreement dated as of May 15, 2000 among International
           Business Machines Corporation, NewPower Holdings, Inc. and Enron Energy Services, LLC (Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.12*   - Subscription Agreement dated as of July 10, 2000 among DLJMB
           Funding II, Inc., DLJ Merchant Banking Partners II, L.P., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ Millennium Partners-A, L.P., DLJ First ESC L.P., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., DLJ ESC II, L.P., GE Capital Equity Investments, Inc., NewPower Holdings, Inc., California Public Employees' Retirement System, Ontario Teachers' Pension Plan Board, and LJM2-TNPC, LLC (Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.13*   - Form of Subscription Agreement between NewPower Holdings, Inc. and certain officers of NewPower Holdings, Inc. (Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.14*   - Form of employment agreement between NewPower Holdings, Inc. and certain executive officers of NewPower Holdings, Inc. (Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.15*   - NewPower Holdings, Inc. 2000 Stock Plan (Exhibit 10.15 to the
           Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.16*   - NewPower Holdings, Inc. Deferred Compensation Plan (Exhibit 10.16
           to the Registrant's Registration Statement on Form S-1, File No. 333-41412)

10.17*   - Stockholders Agreement dated as of January 6, 2000 between DLJMB
           Funding II, Inc., DLJ Merchant Banking Partners II, L.P., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ Millennium Partners-A, L.P., DLJ First ESC L.P., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., DLJ ESC II, L.P., NewPower Holdings, Inc., California Public Employees' Retirement System, Ontario Teachers' Pension Plan Board, LJM2-TNPC, LLC, GE Capital Equity Investments, Inc., Enron Energy Services, LLC and Cortez Energy Services, LLC, as amended by Amendment No. 1 to the Stockholders Agreement dated June 30, 2000 and Amendment No. 2 to the Stockholders Agreement dated July 10, 2000 (Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.18*   - Asset Purchase Agreement dated as of June 29, 2000 by and among
           Columbia Energy Services Corporation, Columbia Energy Retail Corporation, Columbia Energy Power Marketing Corporation, The New Power Company and NewPower Holdings, Inc. (Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.19*   - Noncompetition and License Agreement dated as of July 31, 2000 between Columbia Energy Group and The New Power Company (Exhibit
           10.19 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.20*   - Subscription Agreement dated as of July 31, 2000 by and among
           Columbia Energy Services Corporation, NewPower Holdings, Inc. and Enron Energy Services, LLC (Exhibit 10.20 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.21*   - Services Agreement dated as of July 31, 2000 between The New Power
           Company and Columbia Energy Services Corporation (Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.22*   - Subscription Agreement dated as of July 12, 2000 between NewPower
           Holdings, Inc. and Lou L. Pai (Exhibit 10.22 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.23*   - Stockholders Agreement entered into and effective as of January 6,
           2000 between NewPower Holdings, Inc. and Lou L. Pai (Exhibit 10.23 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.24*   - Competitive Default Services Agreement dated as of October 18, 2000 by and between PECO Energy Company and The New Power Company (Exhibit
           10.24 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2000)
21.1*    - List of subsidiaries of the Company
23.1     - Consent of Arthur Andersen LLP
24.1     - Power of Attorney
99.1*    - Certificate of ownership and merger dated January 19, 2001 merging
           NewPower Holdings, Inc. with and into TNPC, Inc. (Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed January 25, 2001).

-----------
*    Indicates exhibit incorporated by reference.

+ The Securities and Exchange Commission has granted confidential treatment to certain provisions of these exhibits. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed on behalf of the Registrant by the undersigned, thereunto duly authorized, in the City of Purchase, State of New York, on the 30th day of March, 2001.

                           NEWPOWER HOLDINGS, INC.


                           By: /s/ H. Eugene Lockhart

                               H. Eugene Lockhart
                               President, Chief Executive Officer and Director (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities and on the 30th day of March, 2001.

Signature                    Title                                                      Date
---------                    -----                                                      ----
/s/ LOU L. PAI
--------------------------
    Lou L. Pai               Chairman and Director                                      March 30, 2001

/s/ H. EUGENE LOCKHART
--------------------------
    H. Eugene Lockhart       President, Chief Executive Officer and Director            March 30, 2001

/s/ WILLIAM I JACOBS
--------------------------   Managing Director, Chief Financial Officer and Director
    William I Jacobs         (Principal Financial Officer)                              March 30, 2001

/s/ STEPHEN NOLAN
--------------------------
    Stephen Nolan            Controller (Principal Accounting Officer)                  March 30, 2001

/s/ LINDA G. ALVARADO
--------------------------
    Linda G. Alvarado        Director                                                   March 30, 2001

/s/ RICHARD A. CAUSEY
--------------------------
    Richard A. Causey        Director                                                   March 30, 2001


/s/ JAMES V. DERRICK, JR.
--------------------------
    James V. Derrick, Jr.    Director                                                   March 30, 2001

/s/ PETER T. GRAUER
--------------------------
    Peter T. Grauer          Director                                                   March 30, 2001

/s/ RAY J. GROVES
--------------------------
    Ray J. Groves            Director                                                   March 30, 2001

/s/ KENNETH L. LAY
--------------------------
    Kenneth L. Lay           Director                                                   March 30, 2001

/s/ EUGENE B. SHANKS, JR.
--------------------------
    Eugene B. Shanks, Jr.    Director                                                   March 30, 2001