Form 10-Q
period 2001-03-31
NEWPOWER HOLDINGS INC
filed 2001-05-14
CIK 1119307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 2001 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (914) 697-2100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of May 9, 2001, there were 58,150,120 shares of NewPower Holdings, Inc. common stock, par value $.01 per share, outstanding. As of May 9, 2001, there were Class A warrants outstanding to purchase 69,070,800 shares of NewPower Holdings, Inc. common stock at an exercise price of $0.05 per share.

                             NewPower Holdings, Inc.
                                    Form 10-Q
                    For the Three Months Ended March 31, 2001

                                                                            Page
                                                                            ----

Part I - Financial Information

   Item 1.Financial Statements

     Consolidated Balance Sheets
        March 31, 2001 and December 31, 2000                                   3

     Consolidated Statements of Income
        Three Months Ended March 31, 2001 and 2000                             4

     Consolidated Statements of Cash Flows
        Three Months Ended March 31, 2001 and 2000                             5

     Notes to Financial Statements                                             6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               14

   Item 3. Quantitative and Qualitative Disclosure About Market Risk          19

Part II - Other Information

   Item 1. Legal Proceedings                                                  21

   Item 2. Changes in Securities and Use of Proceeds                          21

   Item 3. Defaults Upon Senior Securities                                    21

   Item 4. Submission of Matters to a Vote of Security Holders                21

   Item 5. Other Information                                                  21

   Item 6. Exhibits and Reports on Form 8-K                                   21

SIGNATURES                                                                    22

                            Part I. FINANCIAL INFORMATION
                             Item 1. Financial Statements

                               NewPower Holdings, Inc.
                             Consolidated Balance Sheets
                   (Dollars in thousands, except per share amounts)

                                                                             March 31,    December 31,
                                                                               2001           2000
                                                                           -----------    -----------
                                                                           (Unaudited)
ASSETS
Current Assets
    Cash and Cash Equivalents                                              $  68,830       $ 179,885
    Accounts Receivable, net of allowance of $2,280 and $1,250                69,584          47,885
    Investments in Marketable Securities                                     247,363         257,189
    Assets from Price Risk Management Activities                              17,821              --
    Inventory and Imbalances                                                   4,514          44,663
    Prepaid Expenses                                                           9,107           8,024
                                                                           ---------       ---------
     Total Current Assets                                                    417,219         537,646
                                                                           ---------       ---------
    Fixed Assets                                                              15,941          12,835
    Less: Accumulated Depreciation                                            (2,539)         (1,461)
    Net Fixed Assets                                                       ---------       ---------
                                                                              13,402          11,374
                                                                           ---------       ---------
    Investments in Marketable Securities                                     106,591         102,373
    Other Assets                                                              92,212          28,954
    Intangible Assets, net                                                    35,070          31,995
                                                                           ---------       ---------
Total Assets                                                               $ 664,494       $ 712,342
                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

    Accounts Payable                                                       $  43,975       $  39,278
    Accrued Liabilities                                                        8,590          27,112
    Due to Affiliated Entities                                                30,959          29,960
    Deferred Compensation                                                      9,571           9,390
                                                                           ---------       ---------
    Total Current Liabilities                                                 93,095         105,740
                                                                           ---------       ---------
    Liabilities from Price Risk Management Activities, net of current          1,157              --

Commitments and Contingencies

Stockholders' Equity

    Preferred Stock, $.01 par value, 50,000,000 shares authorized;                --              --
       0 shares issued and outstanding
    Common Stock, $.01 par value, 500,000,000 shares authorized;                 582             581
    58,150,120 and 58,054,882 shares issued and outstanding
    Paid-in Capital                                                          777,436         777,437
    Deferred Compensation                                                     (2,354)         (2,917)
    Accumulated Other Comprehensive Income                                    14,631           1,335
    Accumulated Deficit                                                     (220,053)       (169,834)
                                                                           ---------       ---------
     Total Stockholders' Equity                                              570,242         606,602
                                                                           ---------       ---------
                                                                           ---------       ---------
Total Liabilities and Stockholders' Equity                                 $ 664,494       $ 712,342
                                                                           =========       =========

  The accompanying notes are an integral part of these consolidated financial statements

                             NewPower Holdings, Inc.
                  Consolidated Statements of Income (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                     Three Months Ended March 31,
                                                   -------------------------------
                                                        2001               2000
                                                   ------------       ------------

Net Revenues                                       $    126,016       $      2,126
Cost of Sales                                           117,376              1,784
                                                   ------------       ------------
Gross Margin                                              8,640                342

Operating Expenses                                       67,603              8,956
                                                   ------------       ------------
Operating Income (Loss)                                 (58,963)            (8,614)

Interest (Income) Expense                                (8,744)            (1,199)
                                                   ------------       ------------
Income (Loss) Before Income Taxes                       (50,219)            (7,415)

Provision for Income Taxes                                   --                 --
                                                   ------------       ------------
Net Income (Loss)                                  $    (50,219)      $     (7,415)
                                                   ============       ============

Basic and diluted net loss per common share        $      (0.86)      $      (0.34)

Weighted average shares used to compute basic
   and diluted net loss per common share             58,117,316         22,064,400

  The accompanying notes are an integral part of these consolidated financial statements

                             NewPower Holdings, Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in thousands)

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                              2001            2000
                                                                           ---------       ---------
Cash Flows From Operating Activities

Reconciliation of net loss to net cash used by operating activities

      Net loss                                                             $ (50,219)      $  (7,415)
      Depreciation and amortization                                            2,896              --
      Deferred compensation                                                    1,852           4,000
      Provision for doubtful accounts                                          1,030              --
      Net gains from price risk management activities                         (4,674)             --
Changes in assets and liabilities
      (Increase) decrease in accounts receivable                             (22,729)            633
      Decrease in inventory and imbalances                                    41,538              --
      Increase in prepaid expenses                                            (1,083)             --
      Increase (decrease) in accounts payable and accrued liabilities        (13,823)            338
      Increase (decrease) in due to affiliates                                   999         (10,664)
      Payments of deferred compensation                                       (1,109)             --
      Increase in other assets and intangibles                                (1,344)             --
                                                                           ---------       ---------
     Net Cash Used in Operating Activities                                   (46,666)        (13,108)
                                                                           ---------       ---------

Cash Flows From Investing Activities

      Cash issued to purchase a business, net of cash received                (6,435)             --
      Capital expenditures                                                    (3,107)             --
      Net sales of investment securities                                       6,914              --
                                                                           ---------       ---------
     Net Cash Used in Investing Activities                                    (2,628)             --
                                                                           ---------       ---------

Cash Flows From Financing Activities

      Increase in surety bonds and deposits                                  (61,761)             --
      Proceeds from sale of common stock & warrants                               --         100,000
      Contributions from EES                                                      --           2,812
                                                                           ---------       ---------
     Net Cash Provided from Financing Activities                             (61,761)        102,812
                                                                           ---------       ---------

Increase (Decrease) in Cash and Cash Equivalents                            (111,055)         89,704

Cash and Cash Equivalents, Beginning of Period                               179,885              --
                                                                           ---------       ---------
Cash and Cash Equivalents, End of Period                                   $  68,830       $  89,704
                                                                           =========       =========

  The accompanying notes are an integral part of these consolidated financial statements

NEWPOWER HOLDINGS, INC. NOTES TO FINANCIAL STATEMENTS

Note 1-Organization and Formation

      NewPower Holdings, Inc. ("NPW" or the "Company"), formerly TNPC, Inc. and EMW Energy Services Corp., is the successor to an operating unit of Enron Energy Services, LLC ("EES") which is a subsidiary of Enron Corp. ("Enron"). NPW, generally through its subsidiary The New Power Company, provides retail marketing and retail sales of natural gas and power to residential and small commercial customers in ten states: Ohio, Indiana, Georgia, Maryland, Pennsylvania, Michigan, New Jersey, Virginia, California and Texas. NPW is focusing substantially all of its resources on expanding its current marketing efforts from servicing various isolated markets to being recognized as a national retail provider of energy solutions to residential and small commercial customers as additional markets continue to be opened.

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

      Since January 6, 2000, NPW has financed its activities through private placements of its common stock, warrants to purchase its common stock and a public offering of its common stock. As discussed below, NPW was capitalized in an initial private placement valued at $100 million and funding was completed on January 6, 2000. Further private placements of NPW common stock and warrants were made in May 2000 and July 2000 valued at $15 million and $104.4 million, respectively. Also, NPW completed the initial public offering of its common stock in October 2000 from which the Company received net proceeds of $543 million. NPW management believes it has adequate funding to sustain its operating needs at least through the end of 2002, absent a significant acquisition or other extraordinary transaction, which are not currently contemplated. If NPW's cash requirements prove to be greater than expected, NPW will need to obtain additional funding. NPW cannot be certain that additional financing can be obtained. NPW's financial condition and business may be materially adversely affected if additional capital is needed and cannot be raised on acceptable terms.

Capitalization

      NPW was incorporated on November 17, 1999 in the state of Delaware at which time 200,000 shares of common stock were issued to EES. NPW was capitalized through the contribution of certain assets by EES and a private placement to outside investors, pursuant to an agreement executed on December 23, 1999.

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

Note 2-Summary of Significant Accounting Policies

Basis of Presentation

      The financial statements present the balance sheets, statements of operations and statements of cash flows applicable to operations related to the residential customers contributed by EES, the customers acquired through acquisitions of businesses in 2000 and 2001, as described in Note 3, and customers obtained through the marketing efforts of NPW since August 2000. The underlying data for the prior period comparative financial statements has been derived from the books and records of EES. In the opinion of NPW, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of NPW as of March 31, 2001, and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000. Income from interim periods may not be indicative of future results. Other than as noted, adjustments were of a normal, recurring nature.

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

Inventory and Imbalances

      Inventories represent natural gas in storage, and are stated at the lower of weighted average cost or market. In addition, the Company delivers natural gas to the local distribution companies for further delivery to the Company's customers. Actual usage by the Company's customers will differ from the amount of natural gas delivered to the local distribution companies. This difference is referred to as an "imbalance" and is stated at the lower of cost or market. The Company periodically compares the carrying value of natural gas in inventory and imbalances to its realizable market value. The carrying value of any inventory or imbalances deemed to be not realizable are charged to earnings.

Investments in Marketable Securities

      NPW's short term investments are classified as available for sale under the provisions of Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Debt and Equity Securities".

      NPW has invested excess proceeds from the IPO and private placements in marketable securities to preserve capital and provide required liquidity. These investments consist primarily of high grade short-term bonds and commercial paper and the recorded carrying value equals their fair market value.

Income Taxes

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

Collateral

      State regulations, as well as certain of NPW's counterparties, require collateral to ensure fulfillment of NPW's commitments. To meet these commitments, NPW has provided cash collateral of $77.9 million as of March 31, 2001. The collateral will revert to NPW's control upon successful completion by NPW of specified commitments.

Comprehensive Income

      Comprehensive income is reported as a component of stockholders' equity. As of March 31, 2001, comprehensive income of $14.6 million relates to the fair market value of the Company's risk management assets and liabilities plus the unrealized gains on available for sale securities included in the balance sheet as investments in marketable securities.

Net Loss Per Common Share

      Net loss per common share was determined by dividing net loss by the weighted average common shares outstanding. Common equivalent shares related to stock options and warrants are excluded from the calculation as their effect is antidilutive. Accordingly, basic and diluted loss per common share are equivalent.

      Common equivalents at March 31, 2001 and 2000 included 69,070,800 and 60,000,000 Class A warrants, respectively. Common stock equivalent shares attributable to the Class A warrants at March 31, 2001 and 2000 computed on the treasury stock method would have been approximately 68,635,954 and 59,226,804 shares, respectively.

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

Note 3-Acquisitions

      In the first quarter of 2001, NPW completed the acquisition of approximately 7,200 residential and small commercial natural gas customers in the Atlanta, Georgia market from Reliant Energy Retail, Inc. ("Reliant"). The acquisition was accounted for as a purchase. Based on the mix of customers acquired from Reliant and the average consumption of small commercial customers in the Atlanta market, NPW estimates that the acquired portfolio equates to approximately 40,000 residential customers. The total purchase consideration included $4.5 million in cash. Also, in connection with the acquisition, NPW purchased natural gas inventory for approximately $1.9 million. The results of operations from the Reliant portfolio are included in operating results since February 2001 when the Company assumed operational control of the Reliant portfolio.

      The New Power Company began servicing approximately 237,000 customers in March 2001, pursuant to an agreement with PECO Energy Company ("PECO"). In October 2000, NPW reached an agreement with PECO to supply service to up to 20 percent of PECO's residential power customers who had not selected a competitive energy services provider. PECO provides electric delivery service in southeastern Pennsylvania, which is one of NPW's initial target markets. Pursuant to requirements in the 1998 settlement of PECO's electric restructuring case, PECO issued a request for proposal for a third party to supply Competitive Default Service to 20% of its residential customers for a three-year term beginning January 1, 2001. PECO selected NPW in this process, and the two parties reached a definitive agreement on October 18, 2000, which was subsequently approved by the Pennsylvania Public Utility Commission on November 29, 2000. Under the agreement with PECO, NPW is committed to provide power at a discount to PECO's current rates for residential customers who participate in this program. The customers were selected on a random basis. The agreement includes provisions for NPW to receive additional customers from PECO up to a maximum of 20 percent of all residential electricity customers then receiving distribution service from PECO.

      In December 2000, NPW acquired the residential and small commercial retail energy business of Energy USA ("EUSA"), which was an operating unit of NiSource, Inc.. The acquisition was accounted for as a purchase. NPW acquired approximately 34,000 gas customers from EUSA. The results of operations of the EUSA portfolio are included in NPW's operating results since December 2000.

      In July 2000, NPW acquired the residential and small commercial retail energy business of the Columbia Energy Mass Markets Business Segment ("Columbia"), a retail provider of power and natural gas to residential and small commercial customers in the United States. The acquisition was accounted for as a purchase. NPW acquired approximately 285,000 gas customers and approximately 20,000 power customers from Columbia. The results of operations of the Columbia portfolio are included in NPW's operating results since the July 31, 2000 acquisition date.

Note 4-Related Party Transactions

Purchases

      NPW made purchases of natural gas and power from affiliates Enron and EES, during the three months ended March 31, 2001 and 2000, totaling $81.5 million and $1.8 million, respectively.

Note 5-Price Risk Management Activities

      Effective January 1, 2001, NPW adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 required that each derivative instrument be recorded as an asset or liability measured at its fair value and that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met.

      The purpose of NPW's hedging strategy is to reduce the Company's risk profile for delivering energy to the consumer as well as achieve a more predictable cash flow, while reducing the Company's exposure to adverse price fluctuations of commodities. The hedging instruments used are swaps and forward contracts for physical commodity purchases.

      Subsequent to NPW's acquisition of customers from Columbia Energy Group, the Company began utilizing swap instruments to hedge commodity price and basis exposure risk associated with its fixed price natural gas contracts. In these swap instruments the Company pays the counter-parties the amount by which the floating variable price (settlement price) is below the fixed swap price and receives the amount by which the settlement price exceeds the fixed swap price. In accordance with SFAS 133, NPW accounts for the financial swap transactions as cash flow hedges. In periods prior to the occurrence of the hedged transaction, the value of the hedges are recorded in the consolidated balance sheet as assets and liabilities from price risk management activities with the resulting unrealized gains or losses deferred and reflected as a component of the equity account other comprehensive income (OCI). In the periods the hedged purchases occur, the financial swaps are cash settled and deferred gains or losses pursuant to the hedges are removed from the balance sheet and included in the cost of the commodity purchased. Because of the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. The financial instruments that are used in hedging transactions are assessed both at inception and at least quarterly thereafter to insure they are effective in offsetting changes in either the fair value or cash flows of the related underlying exposures.

      Adoption of SFAS No. 133 required a one-time adjustment to NPW's balance sheet of approximately $56 million, which was recorded as a net asset (from price risk management activities) and as an increase to the stockholders' equity account accumulated other comprehensive income. The following table presents the activity in the accumulated other comprehensive income account from December 31, 2000 through March 31, 2001, (in $000's):

                                                       Cumulative
                                                       Unrealized                            Total Other
                                                        Gains on         Accumulated        Comprehensive
                                                       Investments    Derivative Gains         Income
                                                     ----------------------------------------------------
Other Comprehensive Income, December 31, 2000           $  1,335            $      0           $  1,335
Cumulative effect of change in accounting for SFAS
       No. 133 on January 1, 2001                             --              56,000             56,000
   Unrealized gains on investments                         1,307                  --              1,307
   Net change in value of cash flow hedges                    --             (22,169)           (22,169)
   Derivative gains reclassified to earnings -
      Settled financial swaps                                 --             (21,842)           (21,842)
                                                        --------            --------           --------


Other Comprehensive Income, March 31, 2001              $  2,642            $ 11,989           $ 14,631
                                                        ========            ========           ========

      As of March 31, 2001, NPW has financial swaps in place to hedge certain expected future cash flows through October 2006. NPW expects that approximately $13.1 million of net derivative gains, currently reflected in accumulated other comprehensive income, will be reclassified to earnings during the next 12 month period, pursuant to settlements of financial swaps.

      NPW's forward contracts for the physical purchase of commodities are generally entered into for delivery of the commodities to meet the requirements of the Company's residential and small commercial customers in future periods. To the extent the forward contracts relate to forecasted customer demand, at the inception of the contracts, NPW accounts for these contracts as normal purchases and sales under SFAS 133. As such, these contracts are not reflected in the Company's financial statements until the month of actual purchase or sale of the commodity. Any forward commodity purchase contracts that are not entered into for the expected delivery to NPW customers are accounted for as trading activities. NPW periodically compares the committed volumes of its forward purchase contracts to its forecasted customer demand volume. When the volumes pursuant to NPW's forward purchase contracts exceed the probable volumes NPW expects to deliver to its customers, the Company treats the excess positions as trading activities and any gains or losses are reflected through current earnings.

      The accounting for certain contracts deemed "normal purchases and sales" by NPW is currently being evaluated by the Financial Accounting Standards Board
(FASB). Further guidance from the FASB may change the Company's conclusions regarding these contracts and require them to be accounted for as derivatives.

      Any forward energy contracts that NPW enters into that are not in contemplation of providing commodity to the Company's residential and small commercial customers, at the inception of the contracts, are considered energy trading activities. All of NPW's energy trading activities are accounted for using mark to market accounting under Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities". The value of the forward energy trading contracts are recorded as assets and liabilities from price risk management activities in the consolidated balance sheet and changes in the values are reflected through the statement of income as a component of cost of sales. Net unrealized appreciation of trading risk management assets and liabilities totaled $4.7 million during the three months ended March 31, 2001 and is recorded as a reduction of cost of sales.

Note 6-Commitments and Contingencies

Commodity Purchase Commitments

      As of March 31, 2001, NPW, under certain fixed rate commodity contracts, had commitments for net purchases of 8,869,424 megawatt hours of electricity at prices ranging from $19.10 - $160.00 per megawatt hour through December, 2003.

      As of March 31, 2001, NPW had commitments to purchase, at market prices, approximately 9,458,750 dth of natural gas at prices ranging from $3.53 - $6.785 per dth through December, 2003.

Litigation

     At March 31, 2001, NPW was engaged in routine disputes and litigation arising in the ordinary course of business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse effect on the financial position or results of NPW.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The following section should be read in conjunction with the unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In November of 1999, we were formed by Enron to target the rapidly restructuring residential and small commercial markets for power and natural gas. We intend to become the first nationally branded provider of energy solutions to residential and small commercial customers in the United States.

      We were capitalized through the contribution of certain assets by EES and a private placement to outside investors, pursuant to an agreement executed on December 23, 1999. On January 6, 2000, we completed our initial private placement of common stock and two classes of warrants in exchange for an aggregate of $100 million in cash. In exchange for its ownership, EES agreed to contribute the economic value of its residential power and natural gas customers in California and Ohio to us and entered into a number of agreements with us which we believe will offer us competitive advantages as we grow our business.

      Pursuant to the contribution and subscription agreement executed by us and our investors as part of our initial private placement transaction, EES agreed to contribute and assign to us, the economic value of approximately 24,000 residential customer contracts. We are currently in discussions with EES regarding the transfer of the customers. The results of operations of servicing this portfolio of customers is included in our statements of operations for all periods presented.

      Following our initial private placement, we focused our efforts on hiring our management team, refined our plans for the initial launch of our services in Pennsylvania and New Jersey, developed our operating infrastructure and identified other target markets. In conjunction with these activities, in May 2000, we entered into an agreement with IBM to provide us with systems integration and other services relating to customer acquisition, customer care and revenue management over a ten-year term.

      Through March 31, 2001, we had acquired approximately 55,000 customers through our direct marketing efforts in our initial target markets. We acquired these customers on a one-by-one basis, as is typical in a number of mass-market subscriber industries, such as telephone service.

      In July 2000, we acquired the residential and small commercial retail energy business of Columbia. The acquisition was accounted for as a purchase. We acquired approximately 285,000 gas customers and approximately 20,000 power customers from Columbia. The results of operations of the Columbia portfolio are included in our operating results since the July 31, 2000 acquisition date.

      In December 2000, we acquired the residential and small commercial retail energy business of EUSA. The acquisition was accounted for as a purchase. We acquired approximately 34,000 gas customers from EUSA. The results of operations of the EUSA portfolio are included in our operating results since December 2000.

      In the first quarter of 2001 we completed the acquisition of approximately 7,200 residential and small commercial natural gas customers in the Atlanta, Georgia market from Reliant. The acquisition was accounted for as a purchase. Based on the mix of customers acquired from Reliant and the average consumption of small commercial customers in the Atlanta market, we estimate that the acquired portfolio equates to approximately 40,000 residential customers. The total purchase consideration included $4.5 million in cash. Also, in connection with the acquisition, we purchased natural gas inventory for approximately $1.9 million. For accounting purposes, the closing has been reflected in February 2001.

      We began servicing approximately 237,000 customers during March 2001, pursuant to an agreement with PECO. In October 2000, we reached an agreement with PECO to supply service to up to 20 percent of PECO's residential power customers who had not selected a competitive energy services provider. PECO provides electric delivery service in southeastern Pennsylvania, which is one of our initial target markets. Pursuant to requirements in the 1998 settlement of PECO's electric restructuring case, PECO issued a request for proposal for a third party to supply Competitive Default Service to 20% of its residential customers for a three-year term beginning January 1, 2001. PECO selected our proposal, and we reached a definitive agreement with PECO on October 18, 2000, which was subsequently approved by the Pennsylvania Public Utility Commission on November 29, 2000. Under the agreement with PECO, we are committed to provide power at a discount to PECO's current rates for residential customers who participate in this program. The customers were selected on a random basis. The agreement includes provisions for us to receive additional customers from PECO up to a maximum of 20 percent of all residential electricity customers then receiving distribution service from PECO.

      Currently all load serving entities are subject to installed capacity
(ICAP) requirements in certain markets where they provide electricity to retail customers, including the markets that contain those customers we acquired from PECO. These requirements are satisfied for those entities that are "in-balance" between owned generation and load served. Load serving entities that have more load service demand than generation supply must purchase their ICAP requirements in a spot or forward market, or are subject to penalty assessments. We believe that these provisions, and the governance procedures by which they are derived, are flawed and act as a detriment to creating a competitive marketplace. We are part of a group that is aggressively working towards restructuring the ICAP requirements applicable to PECO and other markets within Pennsylvania, New Jersey and Maryland. We are also considering filing a complaint with the Federal Energy Regulatory Commission. If we are unsuccessful in our efforts, ICAP penalties will adversely affect our profitability in certain electricity markets.

      As of March 31, 2001, we had obtained licenses to act as an electricity marketer in California, Maine, Massachusetts, New Jersey, Ohio, Pennsylvania and Texas. Also, we had obtained licenses to act as a natural gas marketer in Georgia, New Jersey, Pennsylvania and Virginia. We are continuing our efforts to obtain licenses, where required, within all of our target markets.

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

Results of Operations

      Our revenues are currently derived from the sale and delivery of power and natural gas to retail customers in the United States. For the three months ended March 31, 2001 and 2000, respectively, revenues were $126.0 million and $2.1 million. The increase in revenues is attributable to the growth of our portfolio of customers through organic marketing and portfolio deals in 2001 as compared to the prior year period.

      Our cost of sales represents the direct costs of acquiring and delivering power and natural gas to our customers. For the three months ended March 31, 2001 and 2000, respectively, cost of sales, as a percentage of revenues, totaled 93% and 84%. The increase in cost of sales is primarily attributable to costs of providing energy to an increased customer base as compared to the prior year period. Our cost of sales also includes the net impact of our energy trading activities. During the three months ended March 31, 2001 and 2000, such activities resulted in gains of $4.7 million and $0, respectively.

      Our operating expenses include costs incurred related to acquiring and supporting residential and small commercial customers that were not part of the direct process of delivering power and natural gas to our customers. For the three months ended March 31, 2001 and 2000, respectively, operating expenses were $67.6 million and $9.0 million. The increase in operating expenses for the three months ended March 31, 2001 over prior year's comparative period relates primarily to significantly increasing our staff and infrastructure beginning in April 2000 to execute our business plan. Also, our customer count increased significantly over prior year, from approximately 24,000 to approximately 630,000, due to the positive results of our marketing efforts and acquisitions of customer portfolios. As a result, operating expenses for the three months ended March 31, 2001 included $33.2 million for systems development and other professional services, $5.1 million for direct marketing, and $8.4 million for billing and customer care. Also, compensation expenses recorded during the three months ended March 31, 2001 included costs for the recruitment of certain executives, which resulted in $1.9 million of deferred compensation expense.

      Our operating expenses in the three month period ended March 31, 2000 included $2.8 million of operating expenses allocated from EES and Enron. Such allocations and charges were based on a percentage of total operating expenses for the services provided, based on factors such as headcount or the specific level of activity directly related to such costs. We incurred no such allocated expenses during 2001.

Liquidity and Capital Resources

      Net cash used in operating activities of $46.7 million and $13.1 million for the three months ended March 31, 2001 and 2000, respectively, resulted primarily from net losses of $50.2 million and $7.4 million for each respective period. On March 1, 2001, we used existing cash reserves to pay the $4.5 million Reliant purchase price and $1.9 million to purchase natural gas inventory from Reliant. We also used approximately $61.7 million of cash to purchase surety bonds and credit deposits, including $50 million related to servicing the customers acquired from PECO. Our cash collateral will be returned, incrementally, upon successful completion of each year of the three-year term of the PECO contract.

      As of March 31, 2001, we had cash, cash equivalents and investment securities (including $77.9 million of collateral deposits) of approximately $500.7 million invested primarily in government securities, high-grade domestic commercial paper and intermediate corporate securities. A significant portion of our portfolio matures in less than one year in order to meet our working capital requirements. We currently expect that the net proceeds from the IPO, together with the proceeds from our prior rounds of private financing and revenue from operations, will be sufficient to fund all our working capital, capital expenditures and liquidity requirements at least through the end of 2002, absent a significant acquisition or other extraordinary transaction, which we do not currently contemplate. If our efforts to obtain customer scale during the next two years are successful and we are not adversely affected in a significant manner, we do not expect to need to raise additional funds. Forecasting our cash needs long-term, however, is subject to numerous uncertainties, and we may need to raise additional funds. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, our financial condition and business may be materially adversely affected.

      We have no debt outstanding. Accordingly, we have not been exposed to near term adverse changes in interest rates. We are, however, continually exploring the possibility of establishing credit lines or other debt instruments to assist us in providing necessary letters of credit and to fund part of our working capital requirements on a cost effective basis. If we incur debt in the future we may experience increased volatility as a result of changes in interest rates. Additionally, we do not expect inflation to have a material effect on our results of operations. We have no foreign currency exposure and therefore, are not affected by changes in foreign exchange rates.

Seasonality

      Our revenues are impacted by seasonality in that power sales generally increase during the warmer summer months, whereas natural gas sales have a reverse seasonality and increase during the colder winter months. These factors will cause our financial results to vary from quarter to quarter.

Forward-Looking Statements

      Certain statements in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this Form 10-Q and throughout the other documents incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements include our limited operating history; delays or changes in the rules for the restructuring of the electric and natural gas markets; our ability to attract and retain customers; our ability to manage our energy requirements and sell energy at a sufficient margin given the volatility in prices for electricity and natural gas; and our dependence on third parties to provide critical functions to us and to our customers.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      We are exposed primarily to counterparty risks and risks related to commodity price changes in the power and natural gas markets. We conduct business solely in the United States and are not subject to foreign operations risk.

      Counterparty risk relates to the risk of loss that we would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. We have established counterparty limits for each trading partner.

      Commodity price risk is the risk of loss arising from adverse movements in commodity prices. We have established a risk control group that monitors commodity price risk to ensure compliance with our stated risk management policies. Our current risk management policies and procedures are to use physical and financial products to manage our commodity price risk and maintain a balanced commodity portfolio within specified limits. Our risk management policies and procedures are modeled after Enron's risk management policies and procedures, adapted for a retail customer business. Our policies and procedures cover, among others, areas of (1) general authorization of transaction activity by designated individuals and significant limits, (2) classification of risks into identifiable portfolios, (3) responsibilities, segregation of duties, and functions to be performed by commodity procurement, credit, legal/contract management, risk controls groups, and the chief risk officer, and (4) performance and exposure reporting and notification requirements.

      We utilize derivative commodity instruments to hedge future purchases of commodities to be provided to our customers. The purpose of our hedging strategy is to achieve a more predictable cash flow, as well as to reduce our exposure to adverse price fluctuations of commodities. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The hedging instruments we use are swaps and forward contracts for physical commodity purchases. These contracts are placed with counterparties that we believe are minimal credit risks.

      We account for the financial swap transactions as cash flow hedges. In periods prior to the occurrence of the hedged transaction, the value of the hedges are recorded in the consolidated balance sheet as assets and liabilities with the resulting unrealized gains or losses deferred and reflected as a component of the equity account other comprehensive income (OCI). In the periods the hedged purchases occur, the financial swaps are cash settled and deferred gains or losses pursuant to the hedges are removed from the balance sheet and included in the cost of the commodity purchased.

      Our forward contracts for the physical purchase of commodities are generally entered into for delivery to our residential and small commercial customers in future periods. To the extent the forward contracts relate to forecasted customer demand, at the inception of the contracts, we account for these contracts as normal purchases and sales in accordance with SFAS 133. As such, these contracts are not reflected in our financial statements until the month of actual purchase of the commodity. Any forward commodity purchase contracts that are not entered into for the expected delivery to our customers are accounted for as trading activities. We periodically compare the committed volumes of our forward contracts to our forecasted customer demand volume. When the volumes pursuant to our forward contracts exceed the probable volumes we expect to deliver to our customers, we treat the excess positions as trading activities and any hedge gains or losses previously deferred as a component of OCI are reflected through current earnings. All of our trading activities are accounted for using mark to market accounting under Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities". The value of the forward energy trading contracts are recorded as assets and liabilities in the consolidated balance sheet and changes in the values are reflected through the statement of income as a component of cost of sales.

      See "Note 5 - Price Risk Management Activities", to the unaudited consolidated financial statements, for additional information on our risk management activities.

                           PART II - OTHER INFORMATION

Item 1. Legal Porceedings

        See "Note 6 - Commitments and Contingencies" to the unaudited consolidated financial statements.

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits

        None

  (b)   Reports on Form 8-K

        During the quarter ended March 31, 2001, the Company filed one current report on Form 8-K dated January 19, 2001, reporting its name change from TNPC, Inc. to NewPower Holdings, Inc. There were no financial statements filed as part of this current report.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEWPOWER HOLDINGS, INC.


   Date:  May 14, 2001                 By:  /s/  William I Jacobs
                                          ------------------------------------

                                                 William I Jacobs
                                                 Managing Director,
                                                 Chief Financial
                                                 Officer and Director


   Date:  May 14, 2001                 By: /s/  Stephen Nolan
                                          -----------------------------------

                                                Stephen Nolan
                                                Controller