Form 10-Q
period 2001-06-30
NEWPOWER HOLDINGS INC
filed 2001-08-14
CIK 1119307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 30, 2001 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of August 10, 2001, there were 58,195,120 shares of NewPower Holdings, Inc. common stock, par value $.01 per share, outstanding. As of August 10, 2001, there were Class A warrants outstanding to purchase 69,070,800 shares of NewPower Holdings, Inc. common stock at an exercise price of $0.05 per share.

                             NEWPOWER HOLDINGS, INC.
                                    FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

     Consolidated Balance Sheets
        June 30, 2001 and December 31, 2000                                   3

     Consolidated Statements of Income
        Three and Six Months Ended June 30, 2001 and 2000                     4

     Consolidated Statements of Cash Flows
        Three and Six Months Ended June 30, 2001 and 2000                     5

     Notes to Financial Statements                                            6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                  15
             CONDITION AND RESULTS OF OPERATIONS

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK          21

PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS                                                  23

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                          23

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                    23

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                23

  ITEM 5. OTHER INFORMATION                                                  24

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   24

SIGNATURES                                                                   25

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             NEWPOWER HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        JUNE 30,     DECEMBER 31,
                                                                          2001           2000
                                                                      -----------    ------------
ASSETS                                                                (Unaudited)
CURRENT ASSETS
    Cash and Cash Equivalents                                          $  39,546      $ 179,885
    Restricted Cash                                                      127,537         16,193
    Accounts Receivable, net of allowance of $2,973 and $1,250            52,561         47,885
    Investments in Marketable Securities                                  88,508        257,189
    Inventory and Imbalances                                              51,578         44,663
    Prepaid Expenses                                                       8,299          8,024
                                                                       ---------      ---------
    TOTAL CURRENT ASSETS                                                 368,029        553,839
                                                                       ---------      ---------
    Fixed Assets                                                          40,587         12,835
    Less: Accumulated Depreciation                                        (3,777)        (1,461)
                                                                       ---------      ---------
    Net Fixed Assets                                                      36,810         11,374
                                                                       ---------      ---------
    Investments in Marketable Securities                                 107,627        102,373
    Assets from Price Risk Management Activities                           7,246             --
    Other Assets                                                          12,581         12,761
    Restricted Cash, net of current                                       28,300             --
    Intangible Assets, net                                                52,433         31,995
                                                                       ---------      ---------
TOTAL ASSETS                                                           $ 613,026      $ 712,342
                                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts Payable                                                   $  45,556      $  39,278
    Accrued Liabilities                                                   32,537         27,112
    Due to Affiliated Entities                                            26,630         29,960
    Liabilities from Price Risk Management Activities                     40,284             --
    Deferred Compensation                                                 10,862          9,390
                                                                       ---------      ---------
    TOTAL CURRENT LIABILITIES                                            155,869        105,740
                                                                       ---------      ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

    Preferred Stock, $.01 par value, 50,000,000 shares authorized;            --             --
       0 shares issued and outstanding
    Common Stock, $.01 par value, 500,000,000 shares authorized;             582            581
       58,150,120 and 58,054,882 shares issued and outstanding
    Paid-in Capital                                                      777,585        777,437
    Deferred Compensation                                                 (1,916)        (2,917)
    Accumulated Other Comprehensive Income                               (43,416)         1,335
    Accumulated Deficit                                                 (275,678)      (169,834)
                                                                       ---------      ---------
    TOTAL STOCKHOLDERS' EQUITY                                           457,157        606,602
                                                                       ---------      ---------
                                                                       ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 613,026      $ 712,342
                                                                       =========      =========

  The accompanying notes are an integral part of these consolidated financial statements

                             NEWPOWER HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,

                                                      2001              2000              2001              2000
                                                  ------------      ------------      ------------      ------------
NET REVENUES                                      $     64,617      $      2,631      $    190,633      $      4,757
COST OF SALES                                           58,644             2,248           176,019             4,031
                                                  ------------      ------------      ------------      ------------

GROSS MARGIN                                             5,973               383            14,614               726

OPERATING EXPENSES                                      68,430            36,602           136,033            45,558
                                                  ------------      ------------      ------------      ------------

OPERATING INCOME (LOSS)                                (62,457)          (36,219)         (121,419)          (44,832)

INTEREST (INCOME) EXPENSE                               (6,831)           (1,211)          (15,575)           (2,410)
                                                  ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                 $    (55,626)     $    (35,008)     $   (105,844)     $    (42,422)
                                                  ============      ============      ============      ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE       $      (0.96)     $      (1.57)     $      (1.82)     $      (1.98)

WEIGHTED AVERAGE SHARES USED TO COMPUTE BASIC
   AND DILUTED NET LOSS PER COMMON SHARE            58,150,120        22,348,569        58,133,809        21,479,443

  The accompanying notes are an integral part of these consolidated financial statements

                             NEWPOWER HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                      THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                      ---------------------------   -------------------------
                                                                          2001            2000          2001           2000
                                                                      ------------     ----------   -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Reconciliation of net loss to net cash used by operating activities

      Net loss                                                          $ (55,626)     $(35,008)     $(105,844)     $ (42,422)
      Depreciation and amortization                                         3,432            --          6,328             --
      Deferred compensation                                                 1,879            --          3,731          4,000
      Provision for doubtful accounts                                         693            --          1,723             --
      Net (gains) losses from price risk management activities             (7,363)           --        (12,037)            --
Changes in assets and liabilities
      (Increase) decrease in accounts receivable                           17,559          (400)        (5,170)           232
      (Increase) decrease in inventory and imbalances                     (39,216)           --          2,322             --
      (Increase) decrease in prepaid expenses                                 808            --           (275)            --
      Increase in accounts payable and accrued liabilities                 21,606        26,766          7,781         27,104
      Increase (decrease) in due to affiliates                             (4,329)        7,544         (3,330)        (3,120)
      Payments of deferred compensation                                        --            --         (1,109)            --
      (Increase) decrease in other assets and intangibles                   1,703        (5,800)           358         (5,800)
                                                                        ---------      --------      ---------      ---------
     NET CASH USED IN OPERATING ACTIVITIES                                (58,854)       (6,898)      (105,522)       (20,006)
                                                                        ---------      --------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES

      Cash issued to purchase businesses, net of cash received            (27,000)           --        (33,434)            --
      Capital expenditures                                                (22,383)      (10,320)       (25,489)       (10,320)
      Net sales of investment securities                                  156,836            --        163,750             --
                                                                        ---------      --------      ---------      ---------
     NET CASH USED IN INVESTING ACTIVITIES                                107,453       (10,320)       104,827        (10,320)
                                                                        ---------      --------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES

      Increase in surety bonds and deposits                               (77,883)           --       (139,644)            --
      Proceeds from sale of common stock & warrants                            --         5,000             --        105,000
      Contributions from EES                                                   --            52             --          2,864
                                                                        ---------      --------      ---------      ---------
     NET CASH PROVIDED FROM FINANCING ACTIVITIES                          (77,883)        5,052       (139,644)       107,864
                                                                        ---------      --------      ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (29,284)      (12,166)      (140,339)        77,538

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             68,830        89,704        179,885             --
                                                                        ---------      --------      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  39,546      $ 77,538      $  39,546      $  77,538
                                                                        =========      ========      =========      =========

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

      Since January 6, 2000, NPW has financed its activities through private placements of its common stock, warrants to purchase its common stock and a public offering of its common stock. As discussed below, NPW was capitalized in an initial private placement valued at $100 million and funding was completed on January 6, 2000. Further private placements of NPW common stock and warrants were made in May 2000 and July 2000 valued at $15 million and $104.4 million, respectively. Also, NPW completed the initial public offering of its common stock in October 2000 from which the Company received net proceeds of $543 million. NPW management believes it has adequate funding to sustain its operating needs in accordance with its business plan, absent a significant acquisition or other extraordinary transaction, which are not currently contemplated. If NPW's cash requirements prove to be greater than expected, NPW will need to obtain additional funding. NPW cannot be certain that additional financing can be obtained. NPW's financial condition and business may be materially adversely affected if additional capital is needed and cannot be raised on acceptable terms.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The financial statements present the balance sheets, statements of operations and statements of cash flows applicable to operations related to the residential customers contributed by EES, the customers acquired through acquisitions of businesses in 2000 and 2001, as described in Note 3, and customers obtained through the marketing efforts of NPW since August 2000. In the opinion of NPW, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of NPW as of June 30, 2001, and the results of its operations and cash flows for the three and six months ended June 30, 2001 and 2000. Income from interim periods may not be indicative of future results. Other than as noted, adjustments were of a normal, recurring nature. Certain reclassifications have been made to prior period financial data for consistency with current period classification.

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

RESTRICTED CASH

      Certain state regulations, as well as certain of NPW's counterparties, require collateral to ensure fulfillment of NPW's commitments. To meet these requirements, NPW has provided cash collateral of $155.8 million as of June 30, 2001. A substantial portion of the collateral will revert to NPW's control upon successful completion by NPW of specified commitments. Such collateral is reflected as restricted cash in the accompanying balance sheets. Any portion of cash collateral that reverts to NPW in a period beyond twelve months from the balance sheet date is classified as non-current.

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

COMPREHENSIVE INCOME / LOSS

      Comprehensive income is reported as a component of stockholders' equity. As of June 30, 2001, comprehensive loss of negative $43.4 million relates to the fair market value of the Company's risk management assets and liabilities plus the unrealized gains on available for sale securities included in the balance sheet as investments in marketable securities.

NET LOSS PER COMMON SHARE

      Net loss per common share was determined by dividing net loss by the weighted average common shares outstanding. Common equivalent shares related to stock options and warrants are excluded from the calculation as their effect is antidilutive. Accordingly, basic and diluted loss per common share are equivalent.

      Common equivalents at June 30, 2001 and 2000 included 69,070,800 and 60,000,000 Class A warrants, respectively. Common stock equivalent shares attributable to the Class A warrants at June 30, 2001 and 2000 computed on the treasury stock method would have been approximately 68,645,898 and 59,226,804 shares, respectively.

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

NOTE 3-ACQUISITIONS

      In June 2001, NPW completed the acquisition of approximately 130,000 gas and 7,000 power residential and small commercial customers in three separate transactions. The customers, located in the Ohio, Pennsylvania and Maryland markets, were acquired from AES Power Direct / Titan Energy, Inc., CoEnergy Trading Company and Energy East Solutions. The acquisitions were accounted for as purchases. Total consideration for the customer contracts consisted of approximately $18.6 million in cash. In connection with the acquisitions, NPW also acquired other assets, including gas storage inventory, accounts receivable and fixed assets for combined consideration of approximately $8.4 million. Additionally, NPW assumed forward physical commodity purchase contracts that had a negative value of $3.9 million as of the acquisition date. NPW has accrued this amount as part of the cost of the customers acquired. The amount will be amortized through cost of sales as the related commodity purchases are settled for cash. The results of operations for each of the portfolios acquired are included in operating results since June 2001 when the Company assumed operational control of the portfolios. The allocation of purchase price for the portfolios described herein is preliminary in nature and is subject to adjustments to actualize items such as customer counts, inventory levels, accounts receivable and assumed liabilities.

      In May 2001, NPW exercised its option to not accept approximately 16,000 California residential power customers that were initially contributed to NPW by EES. As a result, since May 1, 2001, service to these power customers has reverted to the default provider in the respective local distribution areas.

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

NOTE 4-RELATED PARTY TRANSACTIONS

PURCHASES

      NPW made purchases of natural gas and power from affiliates Enron and EES, during the three months ended June 30, 2001 and 2000, respectively, totaling $77.9 million and $2.2 million. NPW made purchases of natural gas and power from affiliates Enron and EES, during the six months ended June 30, 2001 and 2000, respectively, totaling $159.2 million and $4.0 million.

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

      Adoption of SFAS No. 133 required a one-time adjustment to NPW's balance sheet of approximately $56 million, which was recorded as a net asset (from price risk management activities) and as an increase to the stockholders' equity account accumulated other comprehensive income. The following table presents the activity in the accumulated other comprehensive income account from December 31, 2000 through June 30, 2001, (in $000's):

                                                             Cumulative
                                                             Unrealized         Accumulated          Total Other
                                                              Gains on           Derivative         Comprehensive
                                                             Investments           Gains            Income (Loss)
                                                             -----------        -----------         -------------
  Other Comprehensive Income, December 31, 2000                 $1,335            $      0             $  1,335
  Cumulative effect of change in accounting for SFAS
      No. 133 on January 1, 2001                                    --              56,000               56,000
   Unrealized gains on investments                                 324                  --                  324
   Net change in value of cash flow hedges                          --             (79,294)             (79,294)
   Derivative gains reclassified to earnings -
      Settled financial swaps                                       --             (21,781)             (21,781)
                                                                ------            --------             --------

Other Comprehensive Income (Loss), June 30, 2001                $1,659            ($45,075)            ($43,416)
                                                                ======            ========             ========

      As of June 30, 2001, NPW has financial swaps in place to hedge certain expected future cash flows through October 2006. Based on current market prices NPW anticipates that approximately $36.7 million of net derivative losses, currently reflected in accumulated other comprehensive income, will be reclassified to earnings during the next 12 month period, pursuant to settlements of financial swaps. However, since these hedges are to fix commodity purchase costs at a set rate, NPW would expect to offset the majority of these swap losses with lowered commodity purchase costs and sales of the commodity to existing gas customers.

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

      NPW periodically compares the committed volumes of its forward purchase contracts to its forecasted customer demand volume. When the volumes pursuant to NPW's forward purchase contracts exceed the probable volumes NPW expects to deliver to its customers, the Company treats the excess positions as energy trading activities and any gains or losses are reflected through current earnings. All of NPW's energy trading activities are accounted for using mark to market accounting under Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities". The value of the forward energy trading contracts are recorded as assets and liabilities from price risk management activities in the consolidated balance sheet and changes in the values are reflected through the statement of income as a component of cost of sales. Net unrealized appreciation of trading risk management assets and liabilities totaled $7.4 million during the three months ended June 30, 2001 and is recorded as a reduction of cost of sales.

NOTE 6-COMMITMENTS AND CONTINGENCIES

COMMODITY PURCHASE COMMITMENTS

      As of June 30, 2001, NPW, under certain fixed rate commodity contracts, had commitments for net purchases of 7,815,872 megawatt hours of electricity at prices ranging from $7.00 - $150.00 per megawatt hour through December, 2003.

      As of June 30, 2001, NPW had commitments to purchase, at market prices, approximately 6,299,631 dth of natural gas at prices ranging from $3.11 - $6.785 per dth through September, 2003.

AOL AGREEMENT

      In November 1999, NPW entered into an Interactive Marketing Agreement with America Online(R) (AOL) under which AOL agreed to promote NPW on the America Online(R) service, CompuServe(R) service and Digital City(R) service for a period of six years. Under the terms of the agreement with AOL, NPW agreed to pay AOL $49 million over the six-year period on a semi-annual basis for the promotions and for inclusion in the AOL Rewards(R) program. NPW also agreed to issue 258,060 shares of its common stock to AOL for every 100,000 customers that would subscribe to NPW's service through AOL, up to 1 million customers. In addition, the agreement required NPW to pay AOL $25 per customer for every customer over 1 million that would sign up for NPW's services through AOL. Through June 2001 NPW had made cumulative payments totaling $18.7 million under the agreement. Such amount, net of $4.2 million of accumulated amortization, is reflected in the accompanying balance sheet as of June 30, 2001.

      During the first quarter of 2001, NPW began discussions with AOL regarding its participation in the new AOL/Aadvantage program and an assessment of NPW's overall arrangements with AOL. During June 2001, NPW reached an agreement with AOL to revise the terms of the original agreement. As part of the revised agreement, NPW will continue to receive a reduced number of promotions on AOL sites over a three-year period through June 2004 and NPW's participation in the rewards program will be reduced. In addition, NPW has agreed to purchase advertising through Time Warner Cable and other AOL Time Warner (AOLTW) offline assets at mutually agreed rates. Additionally, AOL has waived its rights to acquire NPW stock, or additional cash payments, based on customer acquisition levels. NPW will account for the revisions to the AOL agreement prospectively and will continue to amortize amounts paid to AOL to date on a straight-line basis over the remaining three years of the revised agreement. Any amounts paid pursuant to advertising through AOLTW offline media will be expensed as incurred. Management believes the value to be provided by AOLTW over the remaining three-year term of the agreement is sufficient to support the $14.5 million of net payments made to AOL in the balance sheet at June 30, 2001.

LITIGATION

      At June 30, 2001, NPW was engaged in routine disputes and litigation arising in the ordinary course of business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse effect on the financial position or results of NPW.

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

      We were capitalized through the contribution of certain assets by EES, including 24,000 residential customer contracts, and a private placement to outside investors, pursuant to an agreement executed on December 23, 1999. On January 6, 2000, we completed our initial private placement of common stock and two classes of warrants in exchange for an aggregate of $100 million in cash. In exchange for its ownership, EES agreed to contribute the economic value of its residential power and natural gas customers in California and Ohio to us and entered into a number of agreements with us that we believe will offer us competitive advantages as we grow our business.

      Following our initial private placement, we focused our efforts on hiring our management team, refined our plans for the initial launch of our services in Pennsylvania and New Jersey, developed our operating infrastructure and identified other target markets. In conjunction with these activities, in May 2000, we entered into an agreement with IBM to provide us with systems integration and other services relating to customer acquisition, customer care and revenue management over a ten-year term. During 2001 we initiated the application development stage of certain projects with IBM. As a result, during the second quarter of 2001 we have capitalized approximately $19.6 million of development costs as fixed assets. These costs will be depreciated over a three-year period. We anticipate that we will continue to incur significant development costs as we create unique interfaces to allow us to bill and collect for our commodity fees in each of the new markets we enter. These systems will require capabilities to allow them to communicate customer data and utility data between NPW, the utility, our commodity vendors and our customers. Additionally, the system requirements will vary significantly by market depending on the specifications agreed to by the local regulatory agency. We are currently reviewing the structure of our arrangements with IBM, including the costs incurred to date as compared to the value provided.

      Through July 31, 2001, we had acquired approximately 127,000 customers through our direct marketing efforts in our initial target markets. We acquired these customers on a one-by-one basis, as is typical in a number of mass-market subscriber industries, such as telephone service.

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

      Currently all load serving entities, such as NPW, are subject to installed capacity (ICAP) requirements within the PJM region which includes the states of Pennsylvania, New Jersey and Maryland. PJM ICAP requirements thus apply to those customers we acquired from PECO. The PJM ICAP requirements are satisfied for those entities that are "in-balance" between owned generation and load served. Load serving entities that have more load service demand than generation supply must purchase their ICAP requirements through bi-lateral contracts, or in a spot or forward market, or be subject to penalty assessments. We believe that these provisions, and the governance procedures by which they are derived, are flawed and act as a deterrent to creating a competitive marketplace. We are part of a group that is aggressively working towards restructuring the PJM ICAP requirements. We have filed a complaint with the Federal Energy Regulatory Commission requesting the restructuring of certain ICAP requirements. If we are unsuccessful in our efforts, ICAP payments and penalties will continue to adversely affect our profitability in certain electricity markets. During the quarter ended June 30, 2001 we incurred approximately $4 million of ICAP charges.

      In May 2001, we exercised our option to not accept approximately 16,000 California residential power customers that were initially contributed to us by EES. As a result, since May 1, 2001, service to these power customers has reverted to the default provider in the respective local distribution areas.

      In June 2001, we completed the acquisition of approximately 130,000 gas and 7,000 power residential and small commercial customers in three separate transactions. The customers, located in the Ohio, Pennsylvania and Maryland markets, were acquired from AES Power Direct / Titan Energy, Inc., CoEnergy Trading Company and Energy East Solutions. The acquisitions were accounted for as purchases. Total consideration for the customer contracts consisted of approximately $18.6 million in cash. In connection with the acquisitions, we also acquired other assets, including gas storage inventory, accounts receivable and fixed assets for combined consideration of approximately $8.4 million. Additionally, we assumed forward physical commodity purchase contracts that had a negative value of $3.9 million as of the acquisition date. We have accrued this amount as part of the cost of the customers acquired. The amount will be amortized through cost of sales as the related commodity purchases are settled for cash. The results of operations for each of the portfolios acquired are included in our operating results since June 2001 when we assumed operational control of the portfolios. The allocation of purchase price for the portfolios described herein is preliminary in nature and is subject to adjustments to actualize items such as customer counts, inventory levels, accounts receivable and assumed liabilities.

      To date we have obtained approximately 47,000 customers in Texas, but will not begin recording revenue from these customers until systems development and operational readiness work is completed by the Electric Reliability Council of Texas (ERCOT), the centralized entity responsible for overseeing wholesale market scheduling and retail customer switching. ERCOT has stated that the pilot program will begin to ramp up to material levels in the third quarter of 2001. We anticipate that all of our customers in Texas will begin to receive electricity from NPW by the fourth quarter of 2001.

      As of June 30, 2001, we had obtained licenses to act as an electricity marketer in California, Maine, Massachusetts, New Jersey, Ohio, Pennsylvania, Texas, Connecticut, Delaware and Maryland. Also, we had obtained licenses to act as a natural gas marketer in Georgia, New Jersey, Pennsylvania, Virginia and Maryland. We are continuing our efforts to obtain licenses, where required, within all of our target markets.

      We recognize revenue for the sale of power or natural gas once the commodity has been delivered to the customer. Our bills to customers may also include charges relating to the transmission and distribution of the commodity, for which the utility is ultimately responsible. These amounts are excluded from our net revenues. As a result, neither our revenues nor our costs include the transmission and distribution charges included in our customers' bills. Additionally, we fully expense in the period incurred the marketing and operations costs associated with organic customer acquisition.

RESULTS OF OPERATIONS

      Our revenues are currently derived from the sale and delivery of power and natural gas to retail customers in the United States. For the three months ended June 30, 2001 and 2000, respectively, revenues were $64.6 million and $2.6 million. For the six months ended June 30, 2001 and 2000, respectively, revenues were $190.6 million and $4.8 million. The increase in revenues is attributable to the growth of our portfolio of customers through organic marketing and portfolio deals in 2001 as compared to the prior year period.

      Our cost of sales represents the direct costs of acquiring and delivering power and natural gas to our customers. For the three months ended June 30, 2001 and 2000, respectively, cost of sales, as a percentage of revenues, totaled 91% and 86%. For the six months ended June 30, 2001 and 2000, respectively, cost of sales, as a percentage of revenues, totaled 92% and 85%. The increase in cost of sales is primarily attributable to costs of providing energy to an increased customer base as compared to the prior year period. Our cost of sales also includes the net impact of our energy trading activities. During the three months ended June 30, 2001 and 2000, such activities resulted in gains of $7.4 million and $0, respectively. During the six months ended June 30, 2001 and 2000, our energy trading activities resulted in gains of $12.0 million and $0, respectively.

      Our operating expenses include costs incurred related to acquiring and supporting residential and small commercial customers that were not part of the direct process of delivering power and natural gas to our customers. For the three months ended June 30, 2001 and 2000, respectively, operating expenses were $68.4 million and $36.6 million. For the six months ended June 30, 2001 and 2000, respectively, operating expenses were $136.0 million and $45.6 million. The increase in operating expenses over prior year's comparative periods relates primarily to significantly increasing our staff and infrastructure to execute our business plan. Also, our customer count increased significantly over prior year, from approximately 24,000 to approximately 752,400, due to the positive results of our marketing efforts and acquisitions of customer portfolios. As a result, operating expenses for the three and six months ended June 30, 2001, respectively, included $22.6 million and $55.9 million for systems development and other professional services, $10.6 million and $15.7 million for direct marketing, and $10.3 million and $18.7 million for billing and customer care. Also, compensation expenses recorded during the three and six months ended June 30, 2001, respectively, included costs for the recruitment of certain executives, which resulted in $1.9 million and $3.7 million of deferred compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities of $58.9 million and $6.9 million for the three months ended June 30, 2001 and 2000, respectively, and $105.5 million and $20.0 million for the six months ended June 30, 2001 and 2000, respectively, resulted primarily from net losses of $55.6 million and $35.0 million for the respective three month periods and $105.8 million and $42.4 million for the respective six month periods. During the six months ended June 30, 2001, we used existing cash reserves of $33.4 million to purchase portfolios of customers and certain other assets, including storage inventory. During the six months ended June 30, 2001, we also used approximately $140 million of cash to purchase surety bonds and as collateral deposits, including $50 million related to servicing the customers acquired from PECO. Pursuant to our contract with PECO, approximately $37.6 million of our cash collateral will be returned in January 2002. The balance will be returned upon successful completion of each remaining year of the contract.

      As of June 30, 2001, we had cash, cash equivalents, restricted cash, investment securities and inventory and imbalances of approximately $443.1 million invested primarily in government securities, high-grade domestic commercial paper and intermediate corporate securities. A significant portion of our portfolio matures in less than one year in order to meet our working capital requirements. Additionally, in August 2001, we received a preliminary commitment for a receivables financing program with an initial transaction size of between $75 and $100 million. We currently expect that the net proceeds from the IPO, together with the proceeds from our prior rounds of private financing, revenue from operations and other financing sources such as our contemplated receivables financing will be sufficient to fully fund all our working capital, capital expenditures and liquidity requirements in accordance with our business plan. Forecasting our cash needs long-term, however, is subject to numerous uncertainties, and we may need to raise additional funds. We cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, our financial condition and business may be materially adversely affected.

      In November 1999, we entered into an Interactive Marketing Agreement with America Online(R) (AOL) under which AOL agreed to promote us on the America Online(R) service, CompuServe(R) service and Digital City(R) service for a period of six years. Under the terms of our agreement with AOL, we agreed to pay AOL $49 million over the six-year period on a semi-annual basis for the promotions and for inclusion in the AOL Rewards(R) program. We also agreed to issue 258,060 shares of our common stock to AOL for every 100,000 customers that would subscribe to our service through AOL, up to 1 million customers. In addition, the agreement required us to pay AOL $25 per customer for every customer over 1 million that would sign up for our services through AOL. Through June 2001 we had made cumulative payments totaling $18.7 million under the agreement. Such amount, net of $4.2 million of accumulated amortization is reflected in the accompanying balance sheet as of June 30, 2001.

      During the first quarter of 2001, we began discussions with AOL regarding our participation in the new AOL/Aadvantage program and an assessment of our overall arrangements with AOL. During June 2001, we reached an agreement with AOL to revise the terms of the original agreement. As part of the revised agreement, we will continue to receive a reduced number of promotions on AOL sites over a three-year period through June 2004 and our participation in the rewards program will be reduced. In addition, we have agreed to purchase advertising through Time Warner Cable and other AOL Time Warner (AOLTW) offline assets at mutually agreed rates. Additionally, AOL has waived its rights to acquire NPW stock, or additional cash payments, based on customer acquisition levels. We will account for the revisions to the AOL agreement prospectively and will continue to amortize amounts paid to AOL to date on a straight-line basis over the remaining three years of the revised agreement. Any amounts paid pursuant to advertising through AOLTW offline media will be expensed as incurred. Management believes the value to be provided by AOLTW over the remaining three-year term of the agreement is sufficient to support the $14.5 million of net payments made to AOL in the balance sheet at June 30, 2001.

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

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      In connection with the annual meeting of stockholders of the Company, held on May 9, 2001, the following matters were put to vote with the indicated results:

(1)   Election of Directors

                                                  WITHHOLD AUTHORITY TO VOTE FOR
      NOMINEES:                     FOR                INDIVIDUAL NOMINEE
      ---------                     ---           ------------------------------
Linda G. Alvarado                52,294,302                   133,139
Richard A. Causey                52,292,873                   134,568
James V. Derrick, Jr.            52,292,002                   135,439
Peter T. Grauer                  52,298,473                   128,968
Ray J. Groves                    52,296,073                   131,368
William I Jacobs                 49,474,271                 2,953,170
H. Eugene Lockhart               49,468,171                 2,959,270
Kenneth L. Lay                   52,292,373                   135,068
Lou L. Pai                       52,298,173                   129,268
Eugene B. Shanks                 52,299,473                   127,968

(2)   Approval of the Management Incentive Plan

       FOR           AGAINST          ABSTAIN
       ---           -------          -------
   42,312,477        624,556          32,572

(3) Ratification of the appointment of Arthur Andersen LLP, independent public accountants, as the Company's auditors for the year ending December 31, 2001.

       FOR           AGAINST          ABSTAIN
       ---           -------          -------
   52,328,998        87,336           11,107

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      None

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEWPOWER HOLDINGS, INC.


Date: August 14, 2001                   By: /s/ William I Jacobs
                                           -------------------------------------
                                                William I Jacobs
                                                Managing Director, Chief
                                                Financial Officer and Director


Date: August 14, 2001                   By: /s/ Stephen Nolan
                                           -------------------------------------
                                                Stephen Nolan
                                                Controller