Form 10-Q
period 2001-09-30
NEWPOWER HOLDINGS INC
filed 2001-11-14
CIK 1119307

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes   No

As of November 10, 2001, there were 62,749,812 shares of NewPower Holdings, Inc. common stock, par value $.01 per share, outstanding. As of November 10, 2001, there were Class A warrants outstanding to purchase 64,419,200 shares of NewPower Holdings, Inc. common stock at an exercise price of $0.05 per share.

                             NEWPOWER HOLDINGS, INC.
                                    FORM 10-Q
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheets
             September 30, 2001 and December 31, 2000                         3

           Consolidated Statements of Income
             Three and Nine Months Ended September 30, 2001 and 2000          4

           Consolidated Statements of Cash Flows
             Three and Nine Months Ended September 30, 2001 and 2000          5

           Notes to Financial Statements                                      6

         Item 2.  Management's Discussion and Analysis of Financial          15
                    Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk  20

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                          23

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  23

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            23

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        23

         ITEM 5.  OTHER INFORMATION                                          23

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           23

SIGNATURES                                                                   25

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             NEWPOWER HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      2001           2000
                                                                  -------------  ------------
ASSETS                                                              (Unaudited)

CURRENT ASSETS

    Cash and Cash Equivalents                                        $  33,430    $ 179,885
    Restricted Cash                                                    180,228       16,193
    Accounts Receivable, net of allowance of $5,973 and $1,250          43,419       47,885
    Investments in Marketable Securities                                    --      257,189
    Inventory and Imbalances                                            98,820       44,663
    Prepaid Expenses                                                     8,716        8,024
                                                                     ---------    ---------
     TOTAL CURRENT ASSETS                                              364,613      553,839
                                                                     ---------    ---------

    Fixed Assets and Deferred Software Costs                            53,979       12,835
    Less: Accumulated Depreciation and Amortization                     (5,230)      (1,461)
                                                                     ---------    ---------
    Net Fixed Assets and Deferred Software Costs                        48,749       11,374
                                                                     ---------    ---------

    Investments in Marketable Securities                                   294      102,373
    Assets from Price Risk Management Activities                         4,697           --
    Other Assets                                                        13,057       12,761
    Restricted Cash, net of current                                     28,300           --
    Intangible Assets, net                                              54,059       31,995
                                                                     ---------    ---------
TOTAL ASSETS                                                         $ 513,769    $ 712,342
                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts Payable                                                 $  61,716    $  39,278
    Accrued Liabilities                                                  8,856       27,112
    Due to Affiliated Entities                                          17,566       29,960
    Liabilities from Price Risk Management Activities                   41,399           --
    Deferred Compensation                                               11,115        9,390
                                                                     ---------    ---------
     TOTAL CURRENT LIABILITIES                                         140,652      105,740
                                                                     ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

    Preferred Stock, $.01 par value, 50,000,000 shares authorized;          --           --
       0 shares issued and outstanding
    Common Stock, $.01 par value, 500,000,000 shares authorized;           582          581
       58,195,120 and 58,054,882 shares issued and outstanding
    Paid-in Capital                                                    777,759      777,437
    Deferred Compensation                                               (1,279)      (2,917)
    Accumulated Other Comprehensive Income                             (61,188)       1,335
    Accumulated Deficit                                               (342,757)    (169,834)
                                                                     ---------    ---------
     TOTAL STOCKHOLDERS' EQUITY                                        373,117      606,602
                                                                     ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 513,769    $ 712,342
                                                                     =========    =========

The accompanying notes are an integral part of these consolidated financial statements

                             NEWPOWER HOLDINGS, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                              THREE MONTHS ENDED SEPTEMBER 30, NINE MONTHS ENDED SEPTEMBER 30,
                                                     2001           2000            2001             2000
                                                ------------    ------------    ------------    ------------

NET REVENUES                                    $     54,741    $     18,189    $    245,375    $     22,946
COST OF SALES                                         81,676          16,881         257,695          20,912
                                                ------------    ------------    ------------    ------------

GROSS MARGIN                                         (26,935)          1,308         (12,320)          2,034

OPERATING EXPENSES                                    45,243          72,490         181,276         118,048
                                                ------------    ------------    ------------    ------------

OPERATING LOSS                                       (72,178)        (71,182)       (193,596)       (116,014)

INTEREST (INCOME) EXPENSE                             (5,098)         (1,266)        (20,673)         (3,676)
                                                ------------    ------------    ------------    ------------

NET LOSS                                        $    (67,080)   $    (69,916)   $   (172,923)   $   (112,338)
                                                ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE           ($1.15)         ($2.96)         ($2.97)         ($5.06)

WEIGHTED AVERAGE SHARES USED TO COMPUTE BASIC
   AND DILUTED NET LOSS PER COMMON SHARE          58,180,446      23,581,097      58,149,525      22,189,251



The accompanying notes are an integral part of these consolidated financial statements

                             NEWPOWER HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


                                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                             SEPTEMBER 30,             SEPTEMBER 30,
                                                                        ----------------------   -----------------------
                                                                           2001         2000        2001         2000
                                                                        ---------    ---------   ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES

Reconciliation of net loss to net cash used by operating activities

      Net loss                                                          $ (67,080)   $ (69,916)   $(172,923)   $(112,338)
      Depreciation and amortization                                         3,590        1,570        9,918        1,570
      Deferred compensation                                                 2,611        2,786        6,342        8,836
      Provision for doubtful accounts                                       3,000           --        4,723           --
      Net unrealized gains from price risk management activities          (12,565)          --      (24,601)          --
Changes in assets and liabilities
      (Increase) decrease in accounts receivable                            6,142       (8,326)         971       (8,094)
      Increase in inventory and imbalances                                (47,242)     (19,912)     (44,920)     (19,912)
      Increase in prepaid expenses                                           (417)      (1,814)        (692)      (4,116)
      Increase (decrease) in accounts payable and accrued liabilities      (7,521)      28,737          258       53,791
      Increase (decrease) in due to affiliates                             (9,065)       9,929      (12,395)       6,809
      Payments of deferred compensation                                    (1,722)          --       (2,830)          --
      Increase in other assets and intangibles                             (4,238)        (334)      (3,879)      (3,833)

                                                                        ---------    ---------    ---------    ---------
     NET CASH USED IN OPERATING ACTIVITIES                               (134,507)     (57,280)    (240,028)     (77,287)
                                                                        ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

      Cash issued to purchase businesses, net of cash received                 --      (44,494)     (33,434)     (44,494)
      Capital expenditures                                                (13,392)        (175)     (38,881)     (10,495)
      Net sales of investment securities                                  194,299           --      358,049           --

                                                                        ---------    ---------    ---------    ---------
     NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                180,907      (44,669)     285,734      (54,989)
                                                                        ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

      Increase in surety bonds and deposits                               (52,691)          --     (192,336)          --
      Proceeds from sale of common stock & warrants                           175      109,400          175      214,400
      Contributions from EES                                                   --          700           --        3,564
                                                                        ---------    ---------    ---------    ---------
     NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES                (52,516)     110,100     (192,161)     217,964
                                                                        ---------    ---------    ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (6,116)       8,151     (146,455)      85,688

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             39,546       77,537      179,885           --
                                                                        ---------    ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  33,430    $  85,688    $  33,430    $  85,688
                                                                        =========    =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements

NEWPOWER HOLDINGS, INC. NOTES TO FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND FORMATION

         NewPower Holdings, Inc. ("NPW" or the "Company"), formerly TNPC, Inc. and EMW Energy Services Corp., generally through its subsidiary The New Power Company, provides retail marketing and retail sales of natural gas and power to residential and small commercial customers in ten states: Ohio, Indiana, Georgia, Maryland, Pennsylvania, Michigan, New Jersey, Virginia, California and Texas.

NATURE OF OPERATIONS

         NPW is a new company with a limited operating history in the new and rapidly evolving restructured retail energy markets. The development of NPW's operations will depend upon, among other things, favorable markets opening under viable competitive rules, NPW's ability to expand its customer base in initial markets and its ability to enter new markets in a timely manner at reasonable costs.

         NPW has incurred net losses since inception and management expects to continue to incur losses for a period of time. NPW's ability to become profitable will depend on, among other things, it's ability to attract and retain a critical mass of customers at a reasonable cost, to manage the costs of its internal corporate organization and systems, and to manage effectively its energy requirements and sell its products at a sufficient margin. In order to obtain a critical mass of customers, NPW currently projects it needs additional capital in 2002. If NPW cannot obtain additional debt or equity capital, the Company's financial condition and business may be materially adversely affected.

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

         NPW is required by various state regulatory agencies, utilities with which it does business, and trading counterparties to post cash, surety bonds, lines of credit, parent guarantees and similar forms of assurance or collateral to ensure fulfillment of its obligations. As of September 30, 2001, NPW had provided approximately $204 million of cash collateral for these purposes. Within this total, and because of significant recent declines in the prices for electricity and natural gas, NPW was required to post approximately $110 million in cash as collateral to secure its obligation based on the mark-to-market comparison set out within its credit agreement with Enron. On October 18, 2001 NPW entered into an amendment to its credit agreement with Enron to permit the substitution of receivables and inventory in lieu of cash collateral, based on discount factors and up to specified limits. See Note 4 - "Related Party Transactions." That amendment expires as of January 4, 2002. Assuming broadly stable forward energy prices, NPW management believes that the Company has sufficient financial resources to conduct its business until it secures permanent asset-backed or similar financing, which will be necessary before the build up of natural gas inventory in the third quarter of 2002. If NPW's cash requirements prove to be greater than expected, NPW will need to obtain additional funding prior to that time. NPW may not be able to secure such financing or to raise additional capital on attractive terms, or at all, which would have a material adverse effect on NPW and its ability to conduct business.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The financial statements present the balance sheets, statements of operations and statements of cash flows applicable to operations related to the residential customers contributed by EES, the customers acquired through acquisitions of businesses in 2000 and 2001, as described in Note 3, and customers obtained through the marketing efforts of NPW since August 2000. In the opinion of NPW, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of NPW as of September 30, 2001, and the results of its operations and cash flows for the three and nine months ended September 30, 2001 and 2000. Income from interim periods may not be indicative of future results. Other than as noted, adjustments were of a normal, recurring nature. Certain reclassifications have been made to prior period financial data for consistency with current period classification.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining NPW's assets, liabilities, revenues and expenses. Actual results could materially differ from those estimates.

CASH AND CASH EQUIVALENTS

         NPW considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The recorded carrying amounts of NPW's cash and cash equivalents approximate their fair market value.

RESTRICTED CASH

         Certain state regulations, utilities with whom we do business for local transmission and distribution services, as well as certain of NPW's wholesale commodity providers, require that NPW provide collateral and other assurances to ensure fulfillment of NPW's commitments. To meet these requirements, NPW had provided cash collateral of $204.1 million as of September 30, 2001. NPW's most significant counterparties are Enron subsidiaries which hold $110 million of cash collateral at September 30, 2001. See Note 4 - "Related Party Transactions." A substantial portion of the collateral would revert to NPW's control upon successful completion by NPW of specified commitments. Such collateral is reflected as restricted cash in the accompanying balance sheets. Any portion of cash collateral that would revert to NPW in a period beyond twelve months from the balance sheet date is classified as non-current.

         As of September 30, 2001, NPW also had $4.4 million in an escrow account reported as restricted cash payable to IBM for system development costs incurred. This amount is held in escrow in accordance with the dispute resolution provisions of the agreement with IBM.

ACCOUNTS RECEIVABLE

         As permitted under the amendment to the Enron credit agreement, effective October 18, 2001, certain accounts receivable and unbilled receivables have been substituted at a discounted rate for the Company's cash collateral requirements. Also, Enron received a security interest in all the Company's receivables . See Note 4 - "Related Party Transactions."

INVESTMENTS IN MARKETABLE SECURITIES

         NPW's investments in marketable securities are classified as available for sale under the provisions of Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Debt and Equity Securities".

         NPW invested excess proceeds from the IPO and private placements in marketable securities to preserve capital and provide required liquidity. These investments consisted of investment grade short-term bonds and commercial paper and the recorded carrying value equals their fair market value.

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

    As permitted under the amendment to the Enron credit agreement, effective October 18, 2001, inventory located at certain storage facilities has been substituted at a discounted rate for the Company's cash collateral requirements. Also, Enron received a security interest in all the Company's natural gas inventory. See Note 4 - "Related Party Transactions."

INCOME TAXES

         Deferred taxes result from differences arising between the financial and tax bases of NPW's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized by NPW.

FIXED ASSETS AND DEFERRED SOFTWARE COSTS

         Fixed assets and deferred software costs are stated at cost. NPW provides for depreciation on fixed assets on the straight-line basis over their estimated useful lives, as follows:

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

COMPREHENSIVE INCOME / LOSS

         Comprehensive income is reported as a component of stockholders' equity. As of September 30, 2001, comprehensive loss of $61.2 million relates to the fair market value of the Company's risk management assets and liabilities plus the unrealized gains on available for sale securities included in the balance sheet as investments in marketable securities.

NET LOSS PER COMMON SHARE

         Net loss per common share was determined by dividing net loss by the weighted average common shares outstanding. Common equivalent shares related to stock options and warrants are excluded from the calculation as their effect is antidilutive. Accordingly, basic and diluted loss per common share are equivalent.

         Common equivalents at September 30, 2001 and 2000 included 69,070,800 Class A warrants. Common stock equivalent shares attributable to the Class A warrants at September 30, 2001 and 2000 computed on the treasury stock method would have been approximately 68,472,969 and 68,906,346 shares, respectively.

CERTAIN RISKS AND CONCENTRATIONS

         NPW sells its energy services to residential and small commercial customers in the United States. NPW maintains a reserve for doubtful accounts.

         NPW's business is subject to many risks and uncertainties including its limited operating history; delays or changes in the rules for the restructuring of the electric and natural gas markets; its ability to manage its energy requirements and sell energy at a sufficient margin given the volatility in prices for electricity and natural gas; the effect of commodity volatility on collateral requirements and NPW's liquidity; its dependence on third parties to provide critical functions to NPW and its customers; and conditions of the capital markets affecting the availability of capital.

NOTE 3-ACQUISITIONS

         In August 2001, NPW completed an acquisition of approximately 6,000 residential and small commercial customers in Ohio from AMPO, Inc. The acquisition was accounted for as a purchase. Total purchase consideration was $0.3 million in cash.

         In June 2001, NPW completed the acquisition of approximately 130,000 gas and 7,000 power residential and small commercial customers in three separate transactions. The customers, located in the Ohio, Pennsylvania and Maryland markets, were acquired from AES Power Direct/Titan Energy, Inc., CoEnergy Trading Company and Energy East Solutions. The acquisitions were accounted for as purchases. Total consideration for the customer contracts consisted of approximately $18.6 million in cash. In connection with the acquisitions, NPW also acquired other assets, including gas storage inventory, accounts receivable and fixed assets for combined consideration of approximately $8.4 million. Additionally, NPW assumed forward physical commodity purchase contracts that had a negative value of $3.9 million as of the acquisition date. NPW has accrued this amount as part of the cost of the customers acquired. The amount will be amortized through cost of sales as the related commodity purchases are delivered. The results of operations for each of the portfolios acquired are included in operating results since June 2001 when the Company assumed operational control of the portfolios. The allocation of purchase price for the portfolios described herein is preliminary in nature and is subject to adjustments to actualize items such as customer counts, inventory levels, accounts receivable and assumed liabilities. As part of the agreement with AES Power Direct, AES was to be released from a guarantee to Coral Energy Resources, who was a supplier of energy to the AES customers. As of September 30, 2001, this release had not occurred. AES, Coral Energy Resources and NPW are negotiating a resolution, which is expected to be resolved during the fourth quarter of 2001.

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

         The New Power Company began servicing approximately 237,000 customers in March 2001, pursuant to an agreement with PECO Energy Company ("PECO"). In October 2000, NPW reached an agreement with PECO to supply service to up to 20 percent of PECO's residential power customers who had not selected a competitive energy services provider. PECO provides electric delivery service in southeastern Pennsylvania, which is one of NPW's initial target markets. Pursuant to requirements in the 1998 settlement of PECO's electric restructuring case, PECO issued a request for proposal for a third party to supply Competitive Default Service to 20% of its residential customers for a three-year term beginning January 1, 2001. As of September 30, 2001, NPW was servicing approximately 203,000 customers.

         In December 2000, NPW acquired the residential and small commercial retail energy business of Energy USA ("EUSA"), which was an operating unit of NiSource, Inc.. The acquisition was accounted for as a purchase. NPW acquired approximately 34,000 gas customers from EUSA. The results of operations of the EUSA portfolio are included in NPW's operating results since December 2000.

         In July 2000, NPW acquired the residential and small commercial retail energy business of the Columbia Energy Mass Markets Business Segment ("Columbia"), a retail provider of power and natural gas to residential and small commercial customers in the United States. The acquisition was accounted for as a purchase. NPW acquired approximately 285,000 gas customers and approximately 20,000 power customers from Columbia. The results of operations of the Columbia portfolio are included in NPW's operating results since the July 31, 2000 acquisition date. Subsequent to this acquisition, it was determined that the preliminary allocation of the purchase price to the net assets acquired needed to be reallocated based on the review of more complete information. Based on the valuation, the net assets were reallocated, increasing the value of the customer list and decreasing the value of the non-competition agreement and the use of brands and trademarks proportionately.

NOTE 4-RELATED PARTY TRANSACTIONS

PURCHASES AND RELATED TRANSACTIONS

         NPW made purchases of natural gas and power from Enron and its subsidiaries, during the three months ended September 30, 2001 and 2000, respectively, totaling $73.4 million and $22.4 million. NPW made purchases of natural gas and power from Enron and its subsidiaries, during the nine months ended September 30, 2001 and 2000, respectively, totaling $232.7 million and $26.4 million.

         In connection with the above purchases, as well as prior commodity purchases from Enron and one or more of its subsidiaries, NPW had provided the Enron parties cash collateral in the amount of approximately $110 million as of September 30, 2001 under the terms of a credit agreement with the Enron parties (the "Master Netting Agreement"). Pursuant to an amendment to the Master Netting Agreement effective October 18, 2001, NPW is permitted, through January 4, 2002, to substitute accounts receivable and natural gas inventory in lieu of cash collateral at discounts and up to specified limits. In order to secure the Enron parties' interest in that non-cash collateral, NPW has granted the Enron parties a security interest in all its accounts receivable, inventory and the cash proceeds derived therefrom. The amendment to the Master Netting Agreement expires on January 4, 2002.

NOTE 5-PRICE RISK MANAGEMENT ACTIVITIES

         Effective January 1, 2001, NPW adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires that each derivative instrument be recorded as an asset or liability measured at its fair value and that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met.

         The purpose of NPW's hedging strategy is to reduce the Company's risk profile associated with delivering energy to the consumer, as well as to achieve a more predictable cash flow, while reducing the Company's exposure to adverse price fluctuations of commodities. The hedging instruments used are swaps and forward contracts for physical commodity purchases.

         Subsequent to NPW's acquisition of customers from Columbia Energy Group, the Company began using swap instruments to hedge commodity price and basis exposure risk associated with its fixed price natural gas contracts. In these swap instruments, the Company pays the counterparties the amount by which the floating variable price (settlement price) is below the fixed swap price and receives the amount by which the settlement price exceeds the fixed swap price. In accordance with SFAS 133, NPW accounts for the financial swap transactions as cash flow hedges. In periods prior to the occurrence of the hedged transaction, the values of the hedges are recorded in the consolidated balance sheet as assets and liabilities from price risk management activities with the resulting unrealized gains or losses deferred and reflected as a component of the equity account "Other Comprehensive Income." In the periods the hedged purchases occur, the financial swaps are cash settled and deferred gains or losses pursuant to the hedges are removed from the balance sheet and included in the cost of the commodity purchased. Because of the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. The financial instruments that are used in hedging transactions are assessed both at inception and at least quarterly thereafter to ensure that they are effective in offsetting changes in either the fair value or cash flows of the related underlying exposures.

         Adoption of SFAS No. 133 required a one-time adjustment to NPW's balance sheet of approximately $56 million, which was recorded as a net asset (from price risk management activities) and as an increase to the stockholders' equity account accumulated other comprehensive income. The following table presents the activity in the accumulated other comprehensive income account from December 31, 2000 through September 30, 2001, (in $000's):


                                                    Cumulative
                                                    Unrealized    Accumulated   Total Other
                                                     Gains on     Derivative   Comprehensive
                                                    Investments     Gains      Income (Loss)
                                                    -----------   -----------  ------------
Other Comprehensive Income, December 31, 2000        $   1,335    $       0    $   1,335
Cumulative effect of change in accounting for SFAS
       No. 133 on January 1, 2001                           --       56,000       56,000
   Unrealized losses on investments                     (1,219)          --       (1,219)
   Net change in value of cash flow hedges                  --     (102,894)    (102,894)
   Derivative gains reclassified to earnings -
      Settled financial swaps                               --      (14,410)     (14,410)
                                                     ---------    ---------    ---------

Other Comprehensive Income, September 30, 2001       $     116    ($ 61,304)   ($ 61,188)

         As of September 30, 2001, NPW has financial swaps in place to hedge certain expected future cash flows through October 2006 with the vast majority of the forward swaps scheduled to settle in periods through the end of 2003. Based on current market prices, NPW anticipates that approximately $52.9 million of net derivative losses, currently reflected in accumulated Other Comprehensive Income, will be reclassified to earnings during the next 12 month period, pursuant to settlements of financial swaps. However, because these hedges are to fix commodity purchase costs at a set rate, NPW would expect to offset these swap losses with lowered commodity purchase costs and sales of the commodity to existing gas customers.

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

         NPW also commits to volumes of its forward purchase contracts above forecasted customer demand volume. When the volumes pursuant to NPW's forward purchase contracts exceed the probable volumes NPW expects to deliver to its customers, the Company treats the excess positions as energy trading activities and any gains or losses are reflected through current earnings. In addition, NPW enters into forward purchase contracts in markets in which it has no customers and also enters into speculative contracts for other energy products that are trading activities. All of NPW's energy trading activities are accounted for using mark to market accounting under Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities". The values of the forward energy trading contracts are recorded as assets and liabilities from price risk management activities in the consolidated balance sheet and changes in the values are reflected through the statement of income as a component of cost of sales. Net realized and unrealized losses from trading risk management activities totaled $4.3 million during the three months ended September 30, 2001 and are recorded as a cost of sales. Net realized and unrealized gains from trading risk management activities totaled $5.4 million during the nine months ended September 30, 2001 and are recorded as a reduction of cost of sales.

         Certain gains from trading activities are based upon market prices of energy products whose prices are not regularly published or quoted. NPW has estimated the market prices of these products based upon available published quotes, internal analyses and its energy risk management expertise. Included in the net gains from trading activities for the nine months ended September 30, 2001 are approximately $30.6 million of such estimated unrealized gains.

NOTE 6-COMMITMENTS AND CONTINGENCIES

COMMODITY PURCHASE COMMITMENTS

         As of September 30, 2001, NPW, under certain fixed rate commodity contracts, had commitments for net purchases of 5,989,000 megawatt hours of electricity at prices ranging from $18.00 - $145.00 per megawatt hour through December, 2003.

         As of September 30, 2001, NPW had commitments to purchase, at market prices, approximately 10,658,919 dth of natural gas at prices ranging from $1.705 - $6.785 per dth through August, 2003.

LITIGATION

                  At September 30, 2001, NPW was engaged in routine disputes and litigation arising in the ordinary course of business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse effect on the financial position or results of NPW.

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

         Following our initial private placement, we focused our efforts on hiring our management team, refined our plans for the initial launch of our services in Pennsylvania and New Jersey, developed our operating infrastructure and identified other target markets. In conjunction with these activities, in May 2000, we entered into an agreement with IBM for systems integration and other services relating to customer acquisition, customer care and revenue management over a ten-year term. We constantly review performance under the IBM agreement to ensure that performance and cost measures are being achieved. During 2001 we initiated the application development stage of certain projects with IBM. As a result, during 2001 we have capitalized approximately $32.6 million of development costs as fixed assets. These costs will be depreciated over a three-year period. These systems will communicate customer data and utility data between NPW, the utility, our commodity vendors and our customers. System requirements will vary significantly by market depending on the specifications set to by the local regulatory agency.

         Through September 30, 2001, we had acquired approximately 212,000 customers through our direct marketing efforts. We acquired these customers on a one-by-one basis, as is typical in a number of mass-market subscriber industries, such as telephone service.

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

         We began servicing approximately 237,000 customers during March 2001, pursuant to an agreement with PECO. PECO provides electric delivery service in southeastern Pennsylvania, which is one of our initial target markets. Pursuant to requirements in the 1998 settlement of PECO's electric restructuring case, PECO issued a request for proposal for a third party to supply Competitive Default Service to 20% of its residential customers who had not selected a competitive energy service provider for a three-year term beginning January 1, 2001. In October 2000, we reached an agreement with PECO to supply service to those customers. As of September 30, 2001, NPW was servicing approximately 203,000 customers under this agreement.

         Currently all load serving entities, such as NPW, are subject to installed capacity (ICAP) requirements within the PJM region, which includes the states of Pennsylvania, New Jersey and Maryland. PJM ICAP requirements thus apply to those customers we acquired from PECO. The PJM ICAP requirements are satisfied for those entities that are "in-balance" between owned generation and load served. Load serving entities that have more load service demand than generation supply are "out of balance" and must purchase their ICAP requirements through bi-lateral contracts, or in a spot or forward market, or be subject to penalty assessments. We believe that these provisions, and the governance procedures by which they are derived, are flawed and act as a deterrent to creating a competitive marketplace. We are aggressively working towards restructuring the PJM ICAP requirements and have filed a complaint with the Federal Energy Regulatory Commission ("FERC") concerning these issues. If the FERC action is unsuccessful, ICAP payments and penalties will continue to adversely affect our profitability in certain electricity markets. During the quarter ended September 30, 2001 we incurred approximately $7.5 million of ICAP charges.

         In May 2001, we exercised our option to not accept approximately 16,000 California residential power customers that were initially contributed to us by EES. As a result, since May 1, 2001, service to these power customers has reverted to the default provider in the respective local distribution areas.

         In June 2001, we completed the acquisition of approximately 130,000 gas and 7,000 power residential and small commercial customers in three separate transactions. The customers, located in the Ohio, Pennsylvania and Maryland markets, were acquired from AES Power Direct/Titan Energy, Inc., CoEnergy Trading Company and Energy East Solutions. The acquisitions were accounted for as purchases. Total consideration for the customer contracts consisted of approximately $18.6 million in cash. In connection with the acquisitions, we also acquired other assets, including gas storage inventory, accounts receivable and fixed assets for combined consideration of approximately $8.4 million. Additionally, we assumed forward physical commodity purchase contracts that had a negative value of $3.9 million as of the acquisition date. We have accrued this amount as part of the cost of the customers acquired. The amount will be amortized through cost of sales as the related commodity purchases are settled for cash. The results of operations for each of the portfolios acquired are included in our operating results since June 2001 when we assumed operational control of the portfolios. The allocation of purchase price for the portfolios described herein is preliminary in nature and is subject to adjustments to actualize items such as customer counts, inventory levels, accounts receivable and assumed liabilities. As part of the agreement with AES Power Direct, AES was to be released from a guarantee to Coral Energy Resources who was a supplier of energy to the AES customers. As of September 30, 2001, this release had not occurred. AES, Coral Energy Resources and NPW are negotiating a resolution, which is expected to be resolved during the fourth quarter of 2001.

         In August 2001, NPW completed an acquisition of approximately 6,000 residential and small commercial customers in Ohio from AMPO, Inc. The acquisition was accounted for as a purchase. Total purchase consideration was $0.3 million.

         As of September 30, 2001, we have entered into contracts with approximately 59,000 customers in Texas. We have worked closely with the Electric Reliability Council of Texas (ERCOT), the centralized entity responsible for overseeing wholesale market scheduling and retail customer switching, as well as other affected parties in the Texas market, and ERCOT has cleared NPW's backlog of customer enrollments that previously existed. We expect that with the completion of customer switching by ERCOT, the commencement of power provided by NPW flowing to customers, and the sequence of billing and payment from customers, revenue from Texas power customers will begin to increase substantially in the fourth quarter of 2001.

         As of September 30, 2001, we have obtained licenses to act as an electricity marketer in California, Maine, Massachusetts, New Jersey, Ohio, Pennsylvania, Texas, Connecticut, Delaware and Maryland. We have decided not to renew the license in Maine because we do not foresee commencing operations in any power market in that state within the near future and can seek to reinstate a license in the event circumstances change. Also, we have obtained licenses to act as a natural gas marketer in Georgia, New Jersey, Pennsylvania, Virginia and Maryland.

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

RESULTS OF OPERATIONS

         Our revenues are currently derived from the sale and delivery of power and natural gas to retail customers in the United States. For the three months ended September 30, 2001 and 2000, respectively, revenues were $54.7 million and $18.2 million. For the nine months ended September 30, 2001 and 2000, respectively, revenues were $245.4 million and $22.9 million. The increase in revenues is attributable to the growth in our customers through organic marketing and portfolio deals in 2001 as compared to the prior year period.

         Our cost of sales represents the direct costs of acquiring and delivering power and natural gas to our customers. For the three months ended September 30, 2001 and 2000, respectively, cost of sales, as a percentage of revenues, totaled 149% and 93%. For the nine months ended September 30, 2001 and 2000, respectively, cost of sales, as a percentage of revenues, totaled 105% and 91%. The increase in cost of sales as a percent of revenue is primarily attributable to costs of providing energy to an increased customer base as compared to the prior year period, installed capacity and other charges of $18.7 million in the PJM markets, approximately $3.1 million in losses on power contracts in Texas incurred because of ERCOT processing delays in switching customers and the net impact of our energy trading activities. During the three months ended September 30, 2001, our energy trading activities resulted in losses of $4.3 million. During the nine months ended September 30, 2001, our energy trading activities resulted in gains of $5.4 million. No such gains or losses were recognized for the comparable periods of 2000.

         Our operating expenses include costs incurred related to acquiring and supporting residential and small commercial customers that were not part of the direct process of delivering power and natural gas to our customers. For the three months ended September 30, 2001 and 2000, respectively, operating expenses were $45.2 million and $72.5 million. For the nine months ended September 30, 2001 and 2000, respectively, operating expenses were $181.3 million and $118.3 million. The increase in operating expenses over the prior year's comparative periods relates primarily to significantly increasing our staff and infrastructure to execute our business plan, and cost of acquiring and servicing our increased customer base. Our customer base increased significantly over the prior year, from approximately 316,000 to approximately 805,000. Operating expenses for the three and nine months ended September 30, 2001, respectively, included $5.5 million and $61.4 million for systems development and other professional services, $12.0 million and $27.7 million for direct marketing, and $12.0 million and $30.6 million for billing and customer care. Also, compensation expenses recorded during the nine months ended September 30, 2001 and 2000, respectively, included costs for the recruitment of certain executives, which resulted in $5.5 million and $8.8 million of deferred compensation expense. The decrease in operating expenses for the quarter ended September 30, 2001, as compared to the prior year period, reflects the increased cost control efforts, primarily in systems development and professional expense categories. On November 1, 2001 the Company realigned its staffing needs, which resulted in a reduction in staff of approximately 38 employees. In the fourth quarter of 2001 the Company will record the costs associated with staff reduction, consisting primarily of severance and other restructuring costs currently estimated to be $4 million.

         The Company is currently evaluating the continuing value of certain deferred costs relating to payments made to America-On-Line pursuant to an Interactive Marketing Agreement and related amendments in light of changes in the Company's marketing efforts and the success of the marketing services received. At September 30, 2001 approximately $13.3 million has been deferred and is recorded as other assets in the accompanying balance sheet. If value cannot be realized through future related net cash flows, an impairment charge of all or a portion of the net unamortized balance will be reflected within operating expenses in the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities of $134.5 million and $57.3 million for the three months ended September 30, 2001 and 2000, respectively, and $240.0 million and $77.3 million for the nine months ended September 30, 2001 and 2000, respectively, resulted primarily from net losses of $67.1 million and $69.9 million for the respective three-month periods and $172.9 million and $112.3 million for the respective nine-month periods. During the nine months ended September 30, 2001, we used cash of $33.4 million to purchase portfolios of customers and certain other assets, including storage inventory. We also used approximately $187.9 million of cash to purchase surety bonds and as collateral deposits, including $50 million related to servicing the customers acquired from PECO. Pursuant to our contract with PECO, we expect that approximately $40 million of our cash collateral will be returned in December, 2001. The balance will be returned at established intervals pursuant to the terms of the agreement.

         As of September 30, 2001, we had cash, cash equivalents, restricted cash and investment securities of approximately $242.3 million. Certain state regulations, utilities with whom we do business for local transmission and distribution services, as well as certain of our counterparties, require us to provide collateral or other assurance to ensure fulfillment of our commitments. To meet these requirements, we have provided cash collateral of $204 million as of September 30, 2001.

         Of the total cash collateral, and because of significant recent declines in the prices for electricity and natural gas, we have been required to post approximately $110 million in cash as collateral with Enron as of September 30, 2001. On October 18, 2001 NPW entered into an amendment to its credit agreements with Enron to permit the substitution of receivables and inventory in lieu of cash collateral based on discount factors and up to specified limits. That amendment expires as of January 4, 2002, at which time we may be required to post additional cash collateral.

         To reduce the risk that further declines in commodity prices could cause, through the posting of additional cash collateral, material adverse effects on our liquidity, we executed a series of commodity trades in October 2001. These trades effectively offset the risk of being required to post additional cash collateral on further mark-to-market changes with respect to approximately 60 percent of our pre-existing NYMEX hedges for future delivery of natural gas to our customers.

         With the amendment to the Master Netting Agreement, the Company's cost reduction efforts, and absent any additional decline in commodity prices or other significant events, the Company believes that it has sufficient financial resources to conduct its business until it secures ongoing asset-backed financing, which will be necessary before the build up of natural gas inventory in the third quarter of 2002. The Company has been and is actively seeking to arrange asset-backed financing with other parties, although to date no such arrangements have been secured. The Company may not be able to secure such financing or to raise additional capital on attractive terms, or at all, which would have a material adverse effect on the Company and its ability to conduct business. The financial statements do not reflect the impact, if any, of the material adverse effects that would result without additional financing.

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

FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995,
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this Form 10-Q and throughout the other documents incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements include our limited operating history; delays or changes in the rules for the restructuring of the electric and natural gas markets; our ability to attract and retain customers; our ability to manage our energy requirements and sell energy at a sufficient margin given the volatility in prices for electricity and natural gas; the effect of commodity volatility on collateral requirements and liquidity; our dependence on third parties to provide critical functions to us and to our customers; and conditions of the capital markets affecting the availability of capital. Readers are referred to the Company's Annual Report on Form 10-K for the year ending December 31, 2000, our Report on Form 8-K filed on October 19, 2001, and our Registration Statement on Form S-1 (No. 333-41412) on file with the Securities and Exchange Commission for a discussion of factors that could cause actual results to differ materially from these forward-looking statements.

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

         We utilize derivative commodity instruments to hedge future purchases of commodities to be provided to our customers. The purpose of our hedging strategy is to achieve a more predictable cash flow, as well as to reduce our exposure to adverse price fluctuations of commodities. Although the use of these hedging arrangements limits the downside risk of adverse price movements, they may limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The hedging instruments we use are swaps and forward contracts for physical commodity purchases. These contracts are placed with counterparties that we believe are minimal credit risks.

         We have followed a policy of hedging our customer contracts by purchasing gas or electricity for future delivery, based on expected future delivery volumes. When gas and electric prices decline significantly, as they have in recent months, the amount of collateral that we are required to post under the Master Netting Agreement with the Enron parties increases on a mark-to-market basis. Accordingly, (i) the substantial increase in the number of customers we have acquired since the Fall of 2000 has required a correspondingly large increase in forward transactions, which transactions entered into with the Enron parties are secured under the Master Netting Agreement, and (ii) the recent substantial decline in commodity prices has required a significant increase in the cash collateral provided to the Enron parties.

         Any significant increase in the amount of collateral that we are required to post to the Enron parties, as a result of further declining gas and electric prices, additional transactions or otherwise, could adversely affect our liquidity and financial resources. If we were unable to post the required amount of cash collateral under the Master Netting Agreement, Enron would be entitled to (i) declare a default under all the underlying trading contracts,
(ii) terminate those agreements and (iii) foreclose on the collateral we previously posted to secure them. Any such declaration, termination or foreclosure would have a material adverse effect on the Company and our ability to conduct business.

         NPW has recently entered into a series of transactions in order to reduce the risk of posting additional cash as collateral in the event of further significant declines in commodity prices. These transactions, which are an exception to the Company's normal hedging strategy, increase the Company's exposure to commodity price fluctuations. The Company expects to return to its normal hedging strategy once asset-backed or similar financing has been secured. Please refer to management's discussion and analysis for further explanation of capital resources.

         We account for the financial swap transactions as cash flow hedges. In periods prior to the occurrence of the hedged transaction, the value of the hedges are recorded in the consolidated balance sheet as assets and liabilities with the resulting unrealized gains or losses deferred and reflected as a component of the equity account "Other Comprehensive Income." In the periods the hedged purchases occur, the financial swaps are cash settled and deferred gains or losses pursuant to the hedges are removed from the balance sheet and included in the cost of the commodity purchased.

         Our forward contracts for the physical purchase of commodities are generally entered into for delivery to our residential and small commercial customers in future periods. To the extent the forward contracts relate to forecasted customer demand, at the inception of the contracts, we account for these contracts as normal purchases and sales in accordance with SFAS 133. As such, these contracts are not reflected in our financial statements until the month of actual purchase of the commodity. We periodically compare the committed volumes of our forward contracts to our forecasted customer demand volume. When the volumes pursuant to our forward contracts exceed the probable volumes we expect to deliver to our customers, we treat the excess positions as trading activities and any hedge gains or losses previously deferred as a component of the equity account "Other Comprehensive Income" are reflected through current earnings. All of our trading activities are accounted for using mark to market accounting under Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities". The value of the forward energy trading contracts are recorded as assets and liabilities in the consolidated balance sheet and changes in the values are reflected through the statement of income as a component of cost of sales.

         See "Note 5 - Price Risk Management Activities", to the unaudited consolidated financial statements, for additional information on our risk management activities.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See "Note 6 - Commitments and Contingencies" to the unaudited consolidated financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

10.25 Second Amendment dated as of October 18, 2001 to Master Cross-Product Netting, Setoff, and Security Agreement dated March 14, 2001 by and among The New Power Company, Enron North America Corp., Enron Energy Services, Inc., and Enron Power Marketing, Inc. (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the registrant dated October 19, 2001)

10.26 First Amendment dated as of May 4, 2001 to Master Cross-Product Netting, Setoff, and Security Agreement dated March 14, 2001 by and among The New Power Company, Enron North America Corp., Enron Energy Services, Inc., and Enron Power Marketing, Inc. (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by the registrant dated October 19, 2001)

10.27 Master Cross-Product Netting, Setoff, and Security Agreement dated March 14, 2001 by and among The New Power Company, Enron North America Corp., and Enron Energy Services, Inc. (incorporated by reference to
         Exhibit 99.3 to the Form 8-K filed by the registrant dated October 19,
         2001)

10.28 General Security Agreement dated as of October 18, 2001, by and among The New Power Company, Enron North America Corp., Enron Energy Services, Inc., and Enron Power Marketing, Inc. (incorporated by reference to Exhibit 99.4 to the Form 8-K filed by the registrant dated October 19, 2001)

10.29 Ratification of Guaranty dated as of October 18, 2001 and executed by the Company as guarantor. (incorporated by reference to Exhibit 99.5 to the Form 8-K filed by the registrant dated October 19, 2001)

10.30 Ratification of Guaranty dated as of May 4, 2001 and executed by the Company as guarantor. (incorporated by reference to Exhibit 99.6 to the Form 8-K filed by the registrant dated October 19, 2001)

10.31 Guaranty Agreement dated as of March 14, 2001 and executed by the Company as guarantor. (incorporated by reference to Exhibit 99.7 to the Form 8-K filed by the registrant dated October 19, 2001)

10.32 ISDA Master Agreement dated as of August 10, 2000, between The New Power Company and Enron North America Corp., including the Credit Support Annex thereto. (incorporated by reference to Exhibit 99.8 to the Form 8-K filed by the registrant dated October 19, 2001)

10.33 Master Power Purchase and Sale Agreement dated as of May 4, 2001, between Enron Power Marketing, Inc. and The NewPower Company. (incorporated by reference to Exhibit 99.9 to the Form 8-K filed by the registrant dated October 19, 2001)

10.34 Enfolio(R)Master Firm Purchase/Sale Agreement dated as of January 1, 2000, between ENA and Columbia Energy Services Corporation. (incorporated by reference to Exhibit 99.10 to the Form 8-K filed by the registrant dated October 19, 2001)

         (b) Reports on Form 8-K

         Current Report on Form 8-K dated October 19, 2001 was filed pursuant to
         Item 5 (Other Events).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEWPOWER HOLDINGS, INC.


Date: November 14, 2001                By: /s/ William I. Jacobs
                                          --------------------------------------
                                          William I Jacobs
                                          Managing Director, Chief Financial
                                          Officer and Director

Date: November 14, 2001                By: /s/  Chaitu Parikh
                                          --------------------------------------
                                          Chaitu Parikh
                                          Controller