Form 10-K
period 2001-12-31
NEWPOWER HOLDINGS INC
filed 2002-04-16
CIK 1119307

As filed with the Securities and Exchange Commission on April 16, 2002

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2001

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. /X/ Yes    / / No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of common equity held by non-affiliates of the registrant as of April 12, 2002 was approximately $5,413,800 (BASED ON THE CLOSING SALES PRICE OF $0.11 PER SHARE AS REPORTED ON THE OVER-THE-COUNTER ELECTRONIC QUOTATION SERVICE "PINKSHEETS").

         As of April 12, 2002, there were 62,866,568 shares of NewPower Holdings, Inc. common stock, par value $.01 per share, outstanding. As of April 12, 2002, there were Class A warrants outstanding to purchase 64,419,200 shares of NewPower Holdings, Inc. common stock at an exercise price of $0.05 per share.

--------------------------------------------------------------------------------

                             NEWPOWER HOLDINGS, INC.
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                                          PAGE
                                                                                                          ----
PART I

ITEM 1.      BUSINESS........................................................................................1

ITEM 2.      PROPERTIES.....................................................................................16

ITEM 3.      LEGAL PROCEEDINGS..............................................................................17

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................18

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................18

ITEM 6.      SELECTED FINANCIAL DATA........................................................................20

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........21

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................35

ITEM 9.      CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............74

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................74

ITEM 11.     EXECUTIVE COMPENSATION.........................................................................77

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................91

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................94

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...............................94

SIGNATURES

EXHIBITS

PART I

ITEM 1.  BUSINESS

GOING CONCERN RISK

         NewPower Holdings, Inc. ("NPW," "New Power," the "Company" or "we") is currently in the process of reviewing its strategic alternatives. See
Item 7 - "Liquidity and Capital Resources". There is a substantial chance that our strategic alternatives, including possible liquidation, would not provide any positive value for NPW stockholders after our liabilities are satisfied or otherwise addressed. The Company's independent auditors, Arthur Andersen LLP, have qualified their opinion on the Company's 2001 financial statements with respect to the Company's ability to continue as a going concern. See Item 8 - "Financial Statements and Supplemental Data."

GENERAL

         The Company was incorporated in Delaware in November 1999 as EMW Energy Services Corp. and in June 2000, changed its name to TNPC, Inc. We became a public company on October 5, 2000. On January 19, 2001 TNPC, Inc. changed its name to NewPower Holdings, Inc. The mailing address for NPW's headquarters is One Manhattanville Road, 3rd Floor, Purchase, New York 10577. NPW's website is www.newpower.com.

         We were formed by various parties, including affiliates of Enron Corp., DLJMB Investors, G.E. Capital Equity Investments, Inc., California Public Employees' Retirement System and Ontario Teachers' Pension Plan Board to sell energy commodities to residential and small commercial customers in markets that have been restructured to permit retail competition. We provide service through our subsidiary, The New Power Company, and currently offer natural gas service within nine states and electricity service within four states. At the end of 2001, we provided service to over 800,000 customers across all markets.

         In 2001, several factors severely and adversely affected our liquidity and cash resources, and we faced, and continue to face, certain substantial risks of not being able to continue to operate as an independent entity. These risks were caused or exacerbated by, among other factors:

         - the high volatility in commodity prices beginning in the Fall of 2000 and continuing into 2001;

         - the effect of the Enron bankruptcy on the perception of NPW in the capital and commodity markets, and by regulators, regulated utilities, and other trading counterparties;

         - as a result of Enron's bankruptcy, the termination of all our commodity supply and swap transactions with Enron on December 3, 2001;

         - Enron's continued lien on our assets pending the settlement of amounts due under such terminated transactions;

         -  our inability to secure asset-backed or other forms of financing;

         - increased credit requirements by local distribution companies and our trading counterparties; and

         - the fact that, as a result of our efforts to conserve cash, we had substantially reduced the extent to which our retail supply obligations under our customer supply contracts were hedged as compared to 2000.

         As a result of these developments, in the Fall of 2001 our Board of Directors concluded that it was in the best interests of the Company to consider a merger or other strategic transaction with a third party, and the Company engaged Credit Suisse First Boston Corporation ("CSFB") to assist the Company in accomplishing such a transaction.

         As a result of the termination of our merger agreement with Centrica (see "Recent Developments" and "Material Contracts" below), the Company is reviewing all its options, including a sale of a portion of our assets and business and continuation of business on a more limited scale in a reduced number of markets without the expected need for further financing, or an orderly liquidation. See Item 7 - "Liquidity and Capital Resources". There is a substantial chance that this may lead to no positive value for our stockholders after our liabilities are satisfied or otherwise addressed.

RECENT DEVELOPMENTS

         As described more fully in the Solicitation/Recommendation Statement on
Schedule 14D-9 filed by the Company with the Securities and Exchange Commission on March 1, 2002, as amended, a copy of which is filed as an Exhibit to this Annual Report and incorporated herein by reference, we entered into an Agreement and Plan of Merger (the "Merger Agreement") dated as of February 22, 2002 with Centrica plc ("Centrica"). On March 28, 2002, Centrica advised the Company that it would not waive conditions to the tender offer that required the bankruptcy court supervising the Enron bankruptcy to enter certain injunctions concerning potential Enron-related tax and ERISA claims, which the court, in response to a motion and objections, had indicated it would not enter. Because Centrica's position on these conditions precluded the tender offer and the merger from proceeding, the Merger Agreement was terminated on March 28, 2002, and Centrica did not extend its tender offer or purchase any shares that had been tendered.

         On February 7, 2002, we received formal written notice from the New York Stock Exchange ("NYSE") that we were not in compliance with the continued listing standards of the NYSE because our average closing share price had been less than $1.00 over a consecutive 30-day trading period. The notice provided that, in the event our share price and 30-day average closing price did not rise over $1.00 in the following six-month period, our shares would be subject to NYSE trading suspension and delisting. Following the termination of the Merger Agreement with Centrica, the NYSE delisted our shares from the NYSE. On April 2, 2002, we announced in a press release that our common stock is trading on the over-the-counter Electronic Quotation Service "PinkSheets" under the trading symbol "NWPW" and we are also trading on the OTC Bulletin Board under the same trading symbol.

         See "Liquidity Issues" below for information concerning liquidity problems encountered by the Company in 2001. See "Material Contracts--Merger Agreement" below for further information regarding Centrica's tender offer for our shares and the Merger Agreement. See

"Material Contracts--Agreements with Enron" below for information regarding the termination of certain agreements between us and Enron and our settlement agreement concerning amounts payable under certain terminated transactions with Enron. See "Material Contracts--PECO Energy Co. Agreement" for information regarding our termination of the PECO agreement. See "Item 3. Legal Proceedings" for a description of the numerous purported class action securities lawsuits that have been filed against us. For other recent business developments, see "Item 7. Management's Discussion and Analysis" of this Form 10-K.

LIQUIDITY ISSUES

         As of December 31, 2001, we had cash, cash equivalents, restricted cash and investments in marketable securities of $100.4 million, as compared to $555.6 million as of December 31, 2000. During 2001, several factors adversely affected our liquidity and cash resources. A significant increase and then significant decline in gas and electric prices, coupled with the increase in our customers since the fall of 2000, resulted in an increase in the cash collateral we were required to provide to certain Enron subsidiaries under our March 14, 2001 master netting agreement (the "Master Netting Agreement"). Also, due to the increase in our gas customer base, we built substantial inventories of natural gas for supply during the 2001-2002 winter heating season, which reduced available unrestricted cash. Due to our limited cash resources, our Board of Directors authorized management to reduce expenses, to prioritize our market entry and customer acquisition strategies, and to secure ongoing asset-backed or other financing.

         On September 28, 2001, our Board assessed our financial condition and long-term prospects, particularly in view of the changes in the external environment and our liquidity issues. On October 4, 2001, our Board created a committee of the Board (the "Committee") to review strategic alternatives available and to make recommendations to the Board. The Board appointed Eugene B. Shanks, Jr., Richard A. Causey and H. Eugene Lockhart to the Committee, with Mr. Shanks as Chairman, and the Committee engaged CSFB to assist in the process. In October 2001, the Committee, in consultation with management and financial and legal advisors, determined that a number of companies that might be interested in engaging in a strategic transaction with us should be approached. One of the parties so approached was Centrica and, in October 2001, Centrica communicated its possible interest in pursuing a strategic transaction with us. At the same time, we continued to develop plans with respect to additional cost-reduction efforts and to pursue possible asset-backed and other financial alternatives that we could undertake in the event of an unsatisfactory result from the Company's possible strategic alternatives.

         On October 18, 2001, we entered into an amendment to the Master Netting Agreement with Enron and certain Enron subsidiaries that permitted us, until January 4, 2002, to substitute up to $40 million of accounts receivable and inventory as replacement collateral for the cash collateral otherwise required. In connection with this amendment, The New Power Company also entered into a General Security Agreement with the Enron parties giving the secured parties a broad lien on the assets of The New Power Company. We also provided the Enron parties with a guarantee in connection with these agreements. See "Material Contracts - Agreements with

Enron" for further information concerning the amendment to the Master Netting Agreement and the General Security Agreement.

         On December 2, 2001, Enron Corp. and certain of its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code. As a result, there was an event of termination or acceleration with respect to several of our commodity purchase agreements with certain Enron subsidiaries, and we exercised our rights under the Master Netting Agreement to terminate all commodity supply and swap transactions between the companies effective December 3, 2001. Thereafter, we prepared a settlement statement as required under the Master Netting Agreement and began to negotiate with Enron with respect to amounts payable under the terminated commodity supply and swap transactions. On January 4, 2002 we submitted a final settlement statement to Enron showing that, by our calculation, the Company owed Enron approximately $8.5 million as a result of our termination of all the outstanding commodity and swap transactions, in addition to the approximately $70 million held by Enron as previously-posted collateral.

         As of the end of the fourth quarter of fiscal 2001, our liquidity situation had further deteriorated. Following Enron's bankruptcy filing, many of our counterparties for the purchase of commodity supply began requiring credit assurance for commodity purchases in the form of prepayment or cash deposits, rather than permitting us to pay in arrears, as had been customary in the industry for such purchases. Certain utilities began requiring us to provide additional security for providing service to our customers. Furthermore, several of our surety providers advised us that they would not renew their outstanding surety bonds and would not provide new bonds to us, or required additional cash collateral to support the bonds they had issued. In addition, as a result of our efforts to conserve cash, we have been unable to replace the hedging contracts that had been terminated with Enron, with the result that at the end of 2001 we had substantially reduced the extent to which our retail supply obligations under our customer supply contracts were hedged as compared to 2000. Only approximately one-third of our retail supply obligations were hedged at the end of 2001, as compared to fiscal 2000, when our retail supply obligations were substantially fully hedged. Although this has helped us preserve cash, the reduction in the hedging of our customer obligations has created substantial risk to our margin and profitability based on movements in commodity prices. See Item 7. "Liquidity and Capital Resources."

         On or about January 17, 2002, we were informed by Arthur Andersen LLP, our independent auditors, that they would have to qualify their opinion on our 2001 financial statements with respect to our ability to continue as a "going concern."

         In February 2002, our management advised the Board that an additional $50 to $75 million of financing would be required in the third quarter of fiscal 2002 to maintain NPW as a going concern on the basis of its then-current business plan and, given the negative response of numerous potential financing sources we had approached, we were unlikely to obtain such financing. In addition, throughout January and February 2002, the Board considered management's liquidation analysis for NPW that took into account the effect of the increasingly negative publicity surrounding Enron on the sale price of certain of our assets. The Board considered both the difficulties of conducting an orderly liquidation of NPW and the chances of realizing the amounts set forth in such analysis, and concluded that entering the Merger

Agreement with Centrica was in the best interests of the Company and its shareholders.

         With the termination of the Merger Agreement with Centrica, and in light of liquidity issues and the unlikely opportunity for additional financing, management and the Board are currently evaluating all options for the Company, including a sale of a portion of our assets and business and continuation of business on a more limited scale in a reduced number of markets without the expected need for further financing, or an orderly liquidation. There is a substantial chance that this may lead to no positive value for our stockholders after our liabilities are satisfied or otherwise addressed. See Item 7 - "Liquidity and Capital Resources."

CUSTOMERS

         As of December 31, 2001 we had approximately 303,000 customers for electricity in four states: New Jersey, Ohio, Pennsylvania and Texas. As of that same date, we had approximately 504,000 natural gas customers in nine states: California, Georgia, Indiana, Maryland, Michigan, New Jersey, Ohio, Pennsylvania and Virginia. See "Our Markets" below for further information on the markets in which we sell electricity and natural gas. As a result of our limited unrestricted cash resources, we have reduced substantially our expenses and have substantially curtailed our market entry and customer acquisition strategies.

         We have acquired customers by two principal means. First, we market directly to customers and acquire them on a one-by-one basis, as is typical in a number of mass-market subscriber industries, such as telephone service. During the most recent year, our marketing efforts were focused primarily on the Georgia and Ohio markets for gas, and the Texas and Ohio markets for power. As of December 31, 2001, we had approximately 149,000 and 152,000 customers sign up for service through our direct marketing efforts in gas and power markets, respectively.

         In addition to direct marketing to customers, we have acquired customers through the bulk acquisition of customer portfolios from other companies in the industry. In the first quarter of 2001, we completed the acquisition of approximately 7,200 residential and small commercial natural gas customers in the Atlanta, Georgia market from Reliant Energy Retail, Inc. In June 2001, we completed the acquisition of approximately 130,000 gas and 7,000 power residential and small commercial customers in three separate transactions. The customers, located in the Ohio, Pennsylvania and Maryland markets, were acquired from AES Power Direct/Titan Energy, Inc., CoEnergy Trading Company and Energy East Solutions. In August 2001, we completed an acquisition of approximately 6,000 residential and small commercial customers in Ohio from AMPO, Inc. See Item 7. "Management's Discussion and Analysis" of this Form 10-K.

         We also began servicing approximately 240,000 Competitive Default Service customers in southeastern Pennsylvania in March 2001, pursuant to an agreement (the "CDS Agreement") with PECO Energy Company ("PECO"). As of December 31, 2001, we were servicing approximately 192,000 customers under this agreement. Concurrently with the execution of the Merger Agreement with Centrica, we provided notice to PECO of our intent to terminate the CDS Agreement as required by the Merger Agreement. See "Material Contracts--PECO Energy Co. Agreement" for further information regarding our termination of the CDS Agreement. Independent of the customers under the CDS Agreement, as of December 31, 2001, we served approximately 18,000 other power customers within the PECO service territory.

BUSINESS STRATEGY

         In developing and conducting our business, we have attempted to focus our acquisition marketing efforts primarily in utility markets with higher than average bill sizes and population density, while trying to maintain our ability to participate in other deregulated markets across the country. As a result of our limited unrestricted cash resources, we have reduced substantially our expenses and have substantially curtailed our market entry and customer acquisition strategies. We have concentrated on the following initiatives:

         - improve margin by focusing and accelerating our marketing efforts in high density, high margin markets with high bill sizes

         -   increase our efforts in the small commercial market

         - use direct mail and "feet on the street" as our main marketing channels, which are lower cost acquisition channels

         - introduce more variable rate products to improve margin and reduce churn

         - evaluate current markets and determine whether we should exit based on working capital requirements and market profitability, and

         - continue to reduce our level of general and administrative spending and reduce our cash "burn" rate.

OUR MARKETS

GENERAL

         As of the end of 2001, in 16 states at least a portion of the market for electricity was open to retail competition for residential and small commercial customers, and in 20 states at least a portion of the market was open to retail natural gas competition for residential and small commercial customers. A number of other states had also approved pilot programs to evaluate restructuring on a test basis, and laws or regulatory plans providing for future retail electric competition had been adopted in several other states. In many of these jurisdictions, final rules implementing market restructuring are not finalized and effective, and may never be.

THE RETAIL ELECTRIC POWER MARKET

         OVERVIEW. In recent years, through regulatory and legislative initiatives at the state and federal levels, the electric power industry in the United States has exhibited a more open competitive environment in which alternative energy service providers are permitted to compete with traditional utilities and other market participants.

         In 1996, the Federal Energy Regulatory Commission ("FERC") adopted Order No. 888, which advanced the opening of the wholesale market for electricity sold in interstate commerce to competitive market forces. The FERC's regulatory jurisdiction, however, is limited to transmission and wholesale power sales in interstate commerce. For the most part, retail power sales are regulated by state public utility commissions, and retail power markets are therefore being opened to competition on a state-by-state basis. Following the lead of FERC, in 1998 California became the first state to attempt to open its retail power markets to competition. The restructuring of retail power markets has now occurred in many large states and is in the process of being adopted in many others. Restructuring activities are primarily directed at investor-owned utilities ("IOUs"), which serve the concentrated metropolitan markets. Cooperatives and municipal power utilities, which serve a minority of power users nationwide, have generally been exempt.

         As a retail power market is opened to competition, customers are permitted to switch from having their power supplied by their local utilities to having power supplied by other energy providers. In much the same way as with long distance telephone service restructuring in the 1980's, the local utility continues to be responsible for maintaining and providing the distribution wires and other infrastructure over which electricity is delivered to the end user. The customer's selected energy service provider, or ESP, is responsible for the generation or purchase in the wholesale markets of the customer's electric power requirements, arranging for delivery of this power to the local utility for distribution, determining pricing and service offerings, and otherwise serving the customer's needs, while the incumbent utility continues to provide the power distribution service and other services related to that function.

         COMPETITIVE MARKET RULES. Market restructuring has been and will continue to be a complicated regulatory process, with competing interests advanced not only by relevant utility regulators, but also by state legislatures, incumbent utilities, consumer advocacy groups, and potential market participants. Given this mix of competing interests, the specific market structures adopted in different jurisdictions, and even among separate utility markets within a specific state, may vary widely. Although there are some basic features common to most restructuring efforts among the states, the particular details of these rules determine whether or not a competitive marketplace will successfully develop in that jurisdiction. Our costs, operations, revenues and profitability are affected by regulatory rules, tariff provisions and legislative requirements concerning incumbent utility rates (both for end user services, as well as transmission and distribution charges); shopping credits available to competitive marketers and their customers; reliability or Installed Capacity ("ICAP") requirements; transmission and congestion charges; consumer protection requirements; credit provisions and similar matters.

         OUR RETAIL ELECTRIC POWER MARKETS.

         As of December 31, 2001, we served electric power customers as follows:

         - Pennsylvania. We served approximately 210,000 customers in the service territory of PECO, of which approximately 192,000 were PECO CDS customers. See, however, "Material Contracts--PECO Energy Co. Agreement" for information regarding our termination of the PECO CDS Agreement. We served approximately 600 customers in the service territory of Pennsylvania Power and Light Co. We served approximately 4,200 customers in the service territory of Duquesne Light.

         - New Jersey. We served approximately 5,200 customers in the service territory of Public Service Electric & Gas Company ("PSE&G") in New Jersey.

         - Ohio. We served approximately 6,900 customers in the service territories of Cincinnati Gas and Electric and Columbus Southern Power, and 6,200 customers in the service territories of Ohio Edison and Toledo Edison.

         - Texas. We served approximately 39,000 customers in the service territory of TXU/Oncor ("TXU") and approximately 30,700 customers in the service territory of Reliant Energy HL&P ("HLP"). In these Texas markets, we provide the billing function.

THE RETAIL NATURAL GAS MARKET

         OVERVIEW. The restructuring of natural gas markets in the United States began earlier than the restructuring of electric markets. Beginning in the mid-1980s, the FERC issued the first of several orders that ultimately brought competition and customer choice to the wholesale natural gas market. Open access on the interstate natural gas transmission system, coupled with the formation of marketing companies that could purchase and sell natural gas outside the traditional regulated utility system, allowed local utilities and large industrial customers to choose their natural gas supplier, resulting in the development of a wholesale market for natural gas, as well as significant competition to provide natural gas to large end-users.

         Many commercial customers began to seek competitive alternatives for their natural gas in the late 1980s. In the early 1990s, state regulators began to expand market competition to residential and small commercial natural gas customers. In 1990, California instituted a program for small customers that permitted some residential customers choice in their natural gas provider. In 1996, Ohio permitted some residential customers to choose their natural gas provider. Currently, natural gas customers in several markets may purchase natural gas from competitive providers.

         As with the electric industry, local distribution of natural gas in restructured markets will continue to be a regulated service provided by the incumbent local utilities at regulated rates.

         COMPETITIVE MARKET RULES. The restructuring of retail natural gas markets differs in many respects from the restructuring of the electric industry. The terms of natural gas market restructuring has generally tended to be developed on a utility-by-utility basis as part of the individual tariff proceedings, rather than under statewide regulations. Our costs, operations, revenues and profitability are affected by regulatory rules, tariff provisions, and legislative requirements concerning incumbent utility rates (both for end user services, as well as transmission and distribution charges); transmission, storage, and balancing charges; consumer protection requirements; credit provisions and similar matters.

         OUR NATURAL GAS MARKETS.

         As of December 31, 2001, we served natural gas customers as follows:

         - Georgia. We served approximately 196,400 customers in the service territory of Atlanta Gas Light. Within this market, we provide the billing function.

         - Ohio. We served approximately 183,400 customers in the service territory of Columbia Gas of Ohio. We served approximately 6,800 in the service territory of Cincinnati Gas & Electric. We served approximately 25,500 customers in the service territory of Dominion East Ohio.

         - Pennsylvania. We served approximately 50,900 customers in the service territory of Columbia Gas of Pennsylvania. We served approximately 10,800 customers in the service territory of Peoples Natural Gas.

         - California. We served approximately 2,100 customers in the service territory of Pacific Gas & Electric. Within this market, we provide the billing function.

         - New Jersey. We served approximately 7,200 customers in the service territory of New Jersey Natural Gas.

         - Maryland. We served approximately 1,900 customers in the service territory of Baltimore Gas & Electric. We served approximately 600 customers in the service territory of Columbia Gas of Maryland. We served approximately 4,400 customers in the service territory of Washington Gas Light (includes customers in Virginia).

         - Michigan. We served approximately 8,900 customers in the service territory of Michigan Consolidated Gas Company.

         - Indiana. We served approximately 1,900 customers in the service territory of Northern Indiana Public Service Company.

         - Virginia. We served approximately 2,700 customers in the service territory of Columbia Gas of Virginia. We served approximately 4,400 customers in the service territory of Washington Gas Light (includes customers in Maryland).

COMPETITION

         In general, our principal competitor in each restructured market open to the competitive offering of electric or gas commodity is the incumbent utility or its affiliate. We also face competition in certain markets from other competitive service providers that are unaffiliated with incumbent utilities. Within the natural gas market in the Atlanta Gas Light service territory, Atlanta Gas Light as the incumbent transmission and distribution utility is restricted from operating as a marketer of natural gas. Competitive factors in the electric power and natural gas commodity markets include price, company branding and image, and the quality and availability of service provided to the customers. Given our liquidity issues and the unlikely opportunity for additional financing, our competitors likely have substantially greater financial resources than us, particularly access to credit. We cannot assure you that we will be able to compete successfully against our competitors, which may adversely affect our revenue.

MATERIAL CONTRACTS

MERGER AGREEMENT

         On February 22, 2002, we entered into the Merger Agreement with Centrica and Windsor Acquisition Corporation ("Windsor"). Pursuant to the Merger Agreement, Windsor commenced a tender offer on March 1, 2002 to purchase all the outstanding shares of our common stock for $1.05 per share in cash, subject to a possible one-time price adjustment in connection with movements in commodity prices. The Merger Agreement was terminated on March 28, 2002, as more fully described below.

         The tender offer was conditioned upon, among other things (i) there being validly tendered and not withdrawn prior to the expiration of the tender offer a number of shares which together with any shares owned by Centrica and Windsor, represent at least a majority of the outstanding shares on a fully diluted basis (assuming the exercise of all options, warrants and other rights to purchase shares that have an exercise price equal or less than the offer price) as of the date the shares are accepted for payment pursuant to the offer (the "Minimum Condition"), (ii) the expiration or termination of any requisite waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, applicable to the purchase of shares pursuant to the tender offer and the merger, (iii) the receipt of other requisite governmental approvals, including of the Federal Energy Regulatory Commission, (iv) the approval of the bankruptcy court overseeing the Chapter 11 bankruptcy proceedings of Enron Corp. and certain of its affiliates of certain of our agreements with Enron and certain of its affiliates relating to the settlement in full of obligations and rights between us and Enron and these affiliates with respect to commodities and trading contracts between these parties, the termination of other contractual obligations between these parties, and the approval of a tender agreement between Centrica, NPW and Enron and certain of its affiliates pursuant to which Enron and certain of its affiliates agreed to tender shares and (v) the issuance of an injunction by the bankruptcy court enjoining any person from seeking from us amounts in connection with certain Enron-related tax, ERISA, and other liabilities. The terms and conditions of the tender offer were described in a Tender Offer Statement on Schedule TO (the "Schedule TO"), filed by Windsor with the Securities and Exchange Commission on March 1, 2002.

         On March 1, 2002 we received written confirmation of the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and on March 27, 2002, we received approval for the transaction from FERC. Also on March 27, 2002 the bankruptcy court supervising the Enron bankruptcy considered the motion concerning conditions
(iv) and (v) above, and concluded that it would grant the motion concerning condition (iv) but that the court did not have the authority and would not enter the requested injunctions concerning Enron-related liabilities. On March 28, 2002, Centrica advised the Company that it would not waive the merger conditions concerning the bankruptcy court injunctions, which precluded the tender offer and the merger from proceeding, and as a result the Merger Agreement was terminated on March 28, 2002.

         For a full discussion of our Board's review of the Centrica transaction, including consideration of the alternatives, see the Company's Solicitation/Recommendation Statement on Schedule 14D-9, as amended, a copy of which is filed as an Exhibit to this Annual Report and incorporated herein by reference.

AGREEMENTS WITH ENRON

         SETTLEMENT AGREEMENT AND MASTER TERMINATION AGREEMENT. Concurrently with the execution of the Merger Agreement with Centrica, we also executed a Settlement Agreement and related Promissory Note (together the "Settlement Agreement") and a Master Termination Agreement (the "Master Termination Agreement") with Enron Corp. and certain of Enron's affiliates (together, the "Enron Entities"). Pursuant to these agreements, (i) all previous contractual arrangements between us and our subsidiaries and the Enron Entities will be terminated except for certain obligations specifically identified, (ii) each of the parties will be fully released by the other parties from any claims or actions arising under any contractual arrangements between the parties upon the closing of the tender offer, and (iii) we are obligated to pay the Enron Entities $28 million, plus interest at a rate of 10% per annum from and after the first business day following the date of approval by the bankruptcy court overseeing Enron's bankruptcy proceedings, in complete settlement of any amounts due under certain commodities contracts between us and our subsidiaries and the Enron Entities. The Settlement Agreement and the Master Termination Agreement are each subject to approval by the bankruptcy court overseeing Enron's bankruptcy proceedings, and at a hearing on March 28, 2002, the bankruptcy court indicated that it would approve such agreements.

         The Settlement Agreement settles all amounts payable under the various commodity purchase and swap transactions between us and our subsidiaries and Enron and certain Enron affiliates, including the Master Netting Agreement, as determined pursuant to provisions of the relevant agreements concerning the computation of amounts due to or owing from the defaulting party. The settlement amount payable by us to the Enron Entities is $98,058,000, which is the net of recoverable costs and the benefit to us of terminating commodity contracts at prices that were "out of the money" or above the then-current market prices. The $70,058,000 we had posted in cash collateral with Enron will be netted against the total settlement amount payable to the Enron Entities. We executed a Promissory Note dated February 22, 2002 in the principal amount of $28 million for the balance of the settlement amount, which has a stated maturity date of the earlier of July 5, 2002, or, among other things, the occurrence of specified "Acceleration Events," including certain liquidation, bankruptcy and insolvency events with respect to the Company. Upon payment of the settlement amount, all commodity contracts and guarantees between us and our subsidiaries and the Enron Entities will terminate and the parties would be fully released from any obligations under such commodity contracts and guarantees, and any collateral (other than the $70,058,000 cash collateral release to Enron) pledged by us under the General Security Agreement in favor of the Enron Entities, and related liens, will be released. There can be no assurance that we will have the necessary funds to satisfy our obligations under the Settlement Agreement.

         Upon payment in full of the settlement amount, including payment of principal and accrued interest under the Promissory Note, the Master Termination Agreement would terminate all transactions and agreements between us and our subsidiaries and Enron and its subsidiaries that are not terminated by the Settlement Agreement, other than the Settlement Agreement, the

Master Termination Agreement, and certain limited and identified obligations. Under the Master Termination Agreement, upon payment in full of the settlement amount, the parties would be fully released from any obligations under the terminated transactions and agreements, which include the Master Services Agreement, the Noncompetition Agreement, the Business Opportunity Agreement, and certain provisions of the Software Agreement. The Master Termination Agreement provides that certain provisions of the Business Opportunity Agreement and the Software Agreement, related to confidentiality and indemnification, survive their termination. Certain agreements to be terminated under the Master Termination Agreement are described below.

         - MASTER SERVICES AGREEMENT. We entered into a Master Services Agreement with Enron and Enron Energy Services pursuant to which Enron and Enron Energy Services agreed to provide us with administrative and risk management services over various time periods.

         - NONCOMPETITION AGREEMENT. We entered into a noncompetition agreement with Enron and Enron Energy Services pursuant to which Enron and Enron Energy Services have agreed not to engage in certain competitive activities related to the retail sale of natural gas or electricity until January 6, 2005.

         - BUSINESS OPPORTUNITY AGREEMENT. We entered into a business opportunity agreement with Enron pursuant to which we renounced any interest or expectancy we may have in any business opportunity that does not consist exclusively of the businesses permitted by our certificate of incorporation. Subject to the terms of our non-competition agreement with Enron and EES, the business opportunity agreement also allowed Enron and its affiliates to engage in the same businesses that we engaged in, even if those business activities caused them to compete against us.

         - SOFTWARE AGREEMENT. We entered into a software agreement with Enron Energy Services whereby Enron Energy Services assigned to us a joint and equal interest in and to proprietary risk management software and documentation, including source code and any intellectual property rights (other than trademark-related rights) in and to software and related documentation. This software is used to create commodity demand projections at an aggregate level based on a number of variables, such as number of customers, their geographic location and forecasted weather.

         MASTER NETTING AGREEMENT. In connection with commodity related purchases from Enron and one or more of its subsidiaries, the Company provided the Enron parties cash collateral under the terms of the Master Netting Agreement, if mark-to-market changes so required. We entered into an amendment to the Master Netting Agreement with Enron and certain of its entities effective October 18, 2001, whereby we were permitted, through January 4, 2002, to substitute accounts receivable and natural gas inventory in lieu of cash collateral at discounts and up to specified limits. In order to secure the Enron parties' interest in that non-cash collateral, we granted the Enron parties a security interest in all our accounts receivable, inventory and the cash proceeds derived therefrom. Upon our payment to Enron of amounts due under the Settlement Agreement, all amounts payable under the Master Netting Agreement will be settled, and upon payment of the Promissory Note, the security interest granted to the Enron parties will be terminated.

AGREEMENTS WITH OTHER THIRD PARTIES

         IBM AGREEMENT. We entered into an Information Technology Services Agreement with IBM on May 12, 2000, pursuant to which IBM will develop and integrate our operations systems and provide other services relating to customer acquisition, customer care and billing over a ten-year term. The agreement provides for a combination of fixed and variable fees. We have spent approximately $68 million on one-time systems integration service fees. For IBM services relating to customer acquisition, customer care and revenue management, fees are a combination of fixed and variable as our customer base grows. Beginning June 1, 2000, we paid IBM a fixed fee of $1,000,000 per month for the term of the agreement until we reach 1.8 million customers or $10 million per month in total monthly fees, plus a variable fee based on number and type of customer. The variable fee includes separate components for each customer that vary based on whether the customer is served online or by mail, a separate fee for each market entered and a per minute customer service charge. The agreement generally provides that IBM will be the exclusive provider of our revenue management and customer care services, but allows us to use third party services under some circumstances, including IBM achieving $1.5 billion in aggregate gross revenue under the agreement. At this time, IBM provides such services with respect to our power markets, including Texas, and we use other third party suppliers, including Sitel Corporation, for our gas markets. See "Material Contracts--Columbia Energy Group" for a description of our agreement with Sitel. The IBM agreement gives us termination rights in a number of circumstances, including termination for performance failures (that have not been cured after notice), or for convenience, which could require us to pay IBM a termination fee of up to $50 million.

         In addition to the Information Technology Services Agreement, we entered into a Subscription Agreement with IBM pursuant to which IBM agreed to purchase and we agreed to sell shares of our common stock. First, IBM purchased 1,100,400 shares of our common stock in exchange for $10 million, paid in $5 million installments on May 31, 2000 and September 29, 2000. Second, IBM purchased 476,190 shares of NPW's common stock in exchange for $5 million, paid on December 29, 2000. Finally, IBM agreed to purchase shares of NPW's common stock on December 31, 2001 at the average daily closing price of NPW's common stock on the New York Stock Exchange for the twenty trading days prior to December 31, 2001 in exchange for $5 million, as long as such average exceeds 50% of the price per share in the IPO. For the third equity purchase transaction, IBM has the option to pay the stated amount in cash or to credit that amount as an offset to payments that we then owe to IBM under the Information Technology Services Agreement. IBM did not exercise its right to the third equity purchase.

         AOL AGREEMENT. On November 24, 1999, we entered into an Interactive Marketing Agreement with AOL under which AOL agreed to promote NPW on the America Online-Registered Trademark- service, CompuServe-Registered Trademark-service and Digital City-Registered Trademark- service for a period of six years. During June 2001, we reached an agreement with AOL to revise the terms of the original agreement.

         Under the terms of the original agreement with AOL, we agreed to pay AOL $49 million over the six-year period on a semi-annual basis. We also agreed to issue 258,060 shares of our common stock to AOL for every 100,000 customers that subscribed to our service through AOL, up to 1 million customers. We also agreed to pay AOL $25 per customer for every customer over 1 million that signed up for our services through AOL. Our agreement with AOL was subject to early termination in October 2004 if either party gave notice to the other party requesting a re-evaluation of the economic terms of the agreement and the parties did not reach agreement on those terms. Under the revised terms, the agreement will expire on June
30, 2004.

         Also under the terms of the original agreement, AOL agreed not to promote on the America Online-Registered Trademark- service, CompuServe-Registered Trademark- or the Digital City-Registered Trademark-service offers of electricity or natural gas (and certain related products) by other providers to residential or small commercial customers over the course of our agreement. We also had the option to declare an eight-month blackout period during which AOL could not conduct branding campaigns on behalf of any provider of energy products, including regulated public utilities in restructured markets. The exclusivity provisions in our original agreement with AOL for a particular market could be terminated by AOL if we choose not to market actively our services to customers in a particular restructured market, or if our prices were not competitive in a particular product. In addition, the exclusivity provisions in our original agreement with AOL could be terminated by AOL for either electricity or natural gas for all markets if we were not among the top three energy service providers (excluding incumbent utilities) in terms of markets served in the United States for that particular product at any time.

         Through June 2001, we made cumulative payments totaling $18.7 million under the original agreement and AOL had not achieved sufficient customer acquisition levels to earn shares of our common stock or additional cash compensation. During June 2001, we reached an agreement with AOL to revise the terms of the original agreement. As part of the revised agreement, we continued to receive a reduced number of promotions on AOL sites over a three-year period through June 2004 and our participation in AOL's rewards program was reduced. In addition, we agreed to purchase advertising through Time Warner Cable and other AOL Time Warner ("AOLTW") offline assets at mutually agreed rates. Also, AOL waived its rights to acquire our common stock, or additional cash payments, based on customer acquisition levels, and we agreed to waive AOL's obligations under the exclusivity provisions. We accounted for the revisions to the AOL agreement prospectively and continued to amortize amounts paid to AOL to date on a straight-line basis over the remaining three years of the revised agreement.

         Throughout the second half of 2001, we evaluated the continuing value of the deferred costs capitalized related to payments made to AOL pursuant to the Interactive Marketing Agreement, as amended. In November 2001, in light of changes in our marketing focus and a continuing lack of marketing leads generated from the AOL relationship, we determined that all deferred costs related to AOL should be expensed immediately as the likelihood of the relationship creating benefits in future periods appeared remote. As a result, a charge of $12.9 million was recorded in the fourth quarter of 2001 to write off the unamortized balance of AOL prepayments.

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

         Concurrently with the execution of the Merger Agreement, we provided notice to PECO of our intent to terminate our Competitive Default Service Agreement with PECO. As a consequence of our termination of the PECO Competitive Default Service Agreement and the return of PECO customers to PECO thereunder, we may be required pursuant to the terms of such contracts to forfeit to PECO and its affiliates an amount of $12.5 million, composed of $10 million held in escrow as liquidated damages and $2.5 million provided to fund a surety bond to ensure performance under the contract. We currently estimate that we may be required to take an additional charge of approximately $5 million to $10 million related to the liquidation of hedges associated with the PECO-CDS customers. The final potential charge or gain will depend on commodity market prices at the time the hedges are liquidated as compared to contracted purchase prices.

         COLUMBIA ENERGY GROUP. Upon obtaining all required outstanding regulatory approvals, we completed the second and final closing with respect to our asset purchase agreement with Columbia Energy Services Corporation, Columbia Energy Retail Corporation and Columbia Energy Power Marketing Corporation (collectively "Columbia") on January 31, 2001. This completed our acquisition from Columbia of approximately 285,000 natural gas customers and 20,000 electricity customers. The January 31, 2001 second closing date also marked the termination of our services agreement with Columbia, under which we served customers who were subject to the second closing. Under the acquisition agreement, we committed to make an "Additional Purchase Price" payment to Columbia, the amount of which depended on how many of the acquired customers we retained as of July 31, 2001. The maximum payment we were required to make at that date was approximately $3.9 million. We also obtained a three-year non-competition and license agreement from Columbia's parent, Columbia Energy Group, whereby we were granted an exclusive license to use specified trademarks, service marks, and trade names previously used by Columbia in its retail operations in the geographic areas of service associated with the customers we acquired. The non-competition agreement bars Columbia's affiliates not regulated by FERC or a state public utility commission from competing with us in the business of retail marketing to residential and small commercial electricity and natural gas customers in Georgia, Indiana, Maryland, Michigan, New Jersey, Ohio, Pennsylvania and Virginia.

         The parties executed a letter agreement dated February 13, 2002 agreeing to an Additional Purchase Price payment of $3,500,000, which amount was paid in full in February, 2002.

         As part of the Columbia asset purchase agreement described above, we assumed contracts with several of Columbia's third party suppliers, including Sitel Corporation ("Sitel"). Under the Sitel Agreement, Sitel provides us with call center services for customer care and customer acquisition services for our gas markets. The Sitel Agreement has expired, but we continue to use Sitel's services on terms substantially similar to those in the Agreement.

EMPLOYEES

         As of December 31, 2001 we had approximately 150 full-time employees. In the third quarter 2001, in an effort to manage cash flow, we made the decision to scale back our operations. To this end, we reduced our work force by approximately 20 percent. We expect to continue with cost-cutting efforts, including substantial reductions in the number of employees during 2002.

FORWARD-LOOKING STATEMENTS

         This disclosure in this Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties and may differ materially from actual future events or results. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements include our lack of liquidity; our limited operating history; delays or changes in the rules for the restructuring of the electric and natural gas markets; our ability to attract and retain customers; our ability to manage our energy requirements and sell energy at a sufficient margin given the volatility in prices for electricity and natural gas; the effect of commodity volatility on collateral requirements, liquidity, and margin; our dependence on third parties to provide critical functions to us and to our customers; conditions of the capital markets affecting the availability of capital; our positions with respect to the hedging of customer obligations; and other risks and uncertainties identified in this Form 10-K. Readers are also referred to our Registration Statement on Form S-1 (No. 333-41412) on file with the Securities and Exchange Commission for a discussion of these and other factors that could cause actual results to differ materially from these forward-looking statements.

ITEM 2.  PROPERTIES

         Our corporate headquarters is located in Purchase, New York, where we currently occupy approximately 76,000 square feet under a lease that requires escalating annual payments that total approximately $39 million over the remaining 15 years of the lease, but which is subject to sublease rights. We have an office in Houston, Texas to conduct our commodity purchasing and risk management operations. In addition, under our agreement with IBM, we have dedicated space at IBM's facilities in Charlotte, North Carolina, where call center and other customer care operations are conducted. We also occupy offices in Edison, New Jersey; Austin, Texas; and Toronto, Canada. During a portion of 2001, we occupied office space in Peoria, Illinois. All our office space is leased. During the year ended December 31, 2001, we incurred $1.6 million of expenses under operating leases.

ITEM 3.  LEGAL PROCEEDINGS

         We have received copies of complaints in eight purported class action lawsuits filed against us and other defendants, including our officers and directors, in the United States District Court for the Southern District of New York, styled as follows: PETER A. PFAU, JOSEPH HARRE, AND JAMES CASEY LIPPMEIR V. H. EUGENE LOCKHART, ET AL. FILED FEBRUARY 27, 2002; IRVIN SOLOMON
V. H. EUGENE LOCKHART ET. AL., FILED MARCH 1, 2002; DORINA MILLER V. H. EUGENE LOCKHART, ET AL., FILED MARCH 7, 2002; LISA A. WEBER V. H. EUGENE LOCKHART, ET AL., FILED MARCH 11, 2002; JACK A. HALPERN V. H. EUGENE LOCKHART, ET AL., FILED MARCH 21, 2002; VICTOR PARKER V. NEWPOWER HOLDINGS, INC., ET. AL., FILED MARCH 26, 2002; PATRICIA O'DONOGHUE ET. AL. V. H. EUGENE LOCKHART, ET. AL., FILED APRIL 8, 2002; AND CHRISTOPHER J. AMON V. H. EUGENE LOCKHART ET. AL., FILED APRIL 11, 2002. Each lawsuit is brought on behalf of a class of persons or entities who acquired our common stock between October 5, 2000 and December 5, 2001 (the "Class Period"), and each alleges violations of the federal securities laws as a result of (i) alleged misrepresentations and omissions made in connection with our October 5, 2001 initial public offering and (ii) allegedly false and misleading statements and omissions occurring during the Class Period.

         We are also aware of a press release that has been issued by the law firm of Charles J. Piven, P.A., (dated March 22, 2002), which stated that a class action lawsuit has been filed in the United States District Court for the Southern District of New York purportedly on behalf of a class of persons or entities who acquired our common stock during the Class Period. The press release describes the complaint filed as alleging violations of the federal securities laws as a result of misrepresentations and omissions made in connection with our October 5, 2001 initial public offering and/or occurring during the Class Period.

         With respect to the PFAU, MILLER and O'DONOGHUE matters, service has been made upon the Company and certain of its officers and directors. None of the other complaints has been served.

         We have been named as a defendant in certain shareholder class action lawsuits filed against Enron Corp., Kenneth L. Lay, Jeffrey K. Skilling and Andrew S. Fastow, et. al., in the United States District Court, Eastern District of Texas. A similar case naming us as a defendant has been filed in the United States District Court, Eastern District of Arkansas, Western Division. A motion to transfer and consolidate hearings has been filed before the Judicial Panel on Multi-district Litigation with respect to these and potential tag-along actions.

         The Internet Home Alliance (the "IHA") has filed a demand for arbitration with the American Arbitration Association seeking dues from the Company in the amount of $1,250,000. In connection with the Company's membership in the IHA, the Company conducted several technical pilot programs and incurred the expense of the programs with the understanding that a majority of the expense, $635,000 would be reimbursed by the IHA. The Company has not received all the reimbursement due and expects the outstanding amounts to be offset against any dues determined to be due to the IHA. The Company is currently withholding some of the payments due to the vendors of the pilot programs pending resolution of the dispute with the IHA. The monetary liability that the Company might incur in respect of such matters is $1,250,000 (plus, if awarded, attorneys' fees and costs and expenses, and interest on the outstanding amount). The Company has filed with the American Arbitration Association its Answering Statement and Counterclaim and Demand for Mediation.

         We have received a copy of a complaint in a purported class action lawsuit filed against us and other defendants in the Superior Court of the State of California, City and County of San Francisco, styled AARON TIMM V. NEWPOWER HOLDINGS, INC., ET AL., FILED MARCH 22, 2002. The lawsuit is brought on behalf of California residents solicited as customers by The New Power
Company, and alleges violations of the California Business and Professions
Code, California Civil Code and common law as a result of (i) alleged deceptive advertising and marketing to induce new customers to sign up and maintain service, and (ii) alleged intentional delay of customer billing to prevent customers from canceling service.

         From time-to-time, we may also be involved in routine disputes and litigation in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 2001, no matter was submitted to a vote of the security holders of the Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         Until March 28, 2002, our common stock traded on the New York Stock Exchange under the symbol "NPW." Since April 2, 2002, our common stock has traded on the over-the-counter Electronic Quotation Service "PinkSheets" under the trading symbol "NWPW." The following table sets forth, for the calendar quarters indicated, the high and low sales prices for the Shares on the NYSE based on public sources:

                                                                SALES PRICE
                                                          ----------------------
                     CALENDAR YEAR                          HIGH($)     LOW($)
-------------------------------------------------------   ----------  ----------
2000:
     Fourth Quarter (from October 5, 2000).............        29.00        4.63
2001:
     First Quarter.....................................        12.06        5.10
     Second Quarter....................................        10.50        5.39
     Third Quarter.....................................         8.85        2.82
     Fourth Quarter....................................         3.05        0.61

         As of March 31, 2002 there were 363 holders of record of our common stock. However, the Company believes that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our common stock is held of record in broker "street names." See also Item 12 - "Security Ownership of Certain Beneficial Owners and Management".

DIVIDEND POLICY

         We have not declared or paid cash dividends on our capital stock since our inception. We will not declare or pay any cash dividends in the foreseeable future, other than possibly in connection with the liquidation of the Company. However, a liquidation may lead to no positive value or dividend for our stockholders after our liabilities are satisfied or otherwise addressed.

ITEM 6.  SELECTED FINANCIAL DATA

         Enron created a subsidiary, Enron Energy Services, on May 1, 1997 to conduct retail marketing and sales of natural gas and power to residential, commercial and industrial customers. Historically, our business was the residential energy operating unit of Enron Energy Services. As discussed further in the Overview section of Management's Discussion and Analysis that follows, we have grown our business significantly since July 2000 through the completion of several acquisitions of businesses and through organic growth. The following table presents selected financial data, since inception, related to our power and natural gas business. Our selected financial data for the period from inception, May 1, 1997, through December 31, 1997, and as of and for each of the four years ended December 31, 2001 set forth below have been derived from financial statements audited by Arthur Andersen LLP, independent public accountants.

         Due to our limited liquidity and operating history and the significant growth in our business since inception, we believe that period-to-period comparisons of our revenues and results of operations are not meaningful. As a result, you should not rely on our revenues or results of operations for any period as an indication of our future performance or prospects.

                                                                                                        May 1 to
                                                              Years ended December 31,                 December 31,
                                              -------------------------------------------------------
                                                  2001         2000          1999          1998           1997
                                                         (in thousands except share and per share data)
Statement of income data:
Net revenues                                  $    369,928  $     84,082  $      7,838   $      7,024   $        766
Cost of sales                                      375,446        79,820         5,748          4,679            632
                                              ------------  ------------  ------------   ------------   ------------
Gross margin                                        (5,518)        4,262         2,090          2,345            134
Operating expenses                                 230,902       187,448        27,117         19,686         19,503
Non-recurring expenses                             165,088             -             -              -              -
                                              ------------  ------------  ------------   ------------   ------------
Operating Loss                                $   (401,508) $   (183,186) $    (25,027)  $    (17,341)  $    (19,369)
Interest (Income) Expense                          (23,631)      (13,352)            -              -              -
                                              ------------  ------------  ------------   ------------   ------------
Net loss                                      $   (377,877) $   (169,834) $    (25,027)  $    (17,341)  $    (19,369)
                                              ============  ============  ============   ============   ============
Basic and diluted net loss per common share:
   Recurring operations                       $      (3.59) $      (5.53) $    (125.14)
   Non-recurring operations                          (2.79)            -             -
                                              ------------  ------------  ------------
Total basic and diluted net loss
   per common share                           $      (6.38) $      (5.53) $    (125.14)
                                              ============  ============  ============
Shares used in computing net loss
   per common share                             59,210,096    30,725,566       200,000
                                              ============  ============  ============

                                                                         As of December 31,
                                              ------------  ------------  ------------   ------------   ------------
                                                  2001         2000          1999           1998            1997
                                                  ----         ----          ----           ----            ----
Balance sheet data:
Cash and cash equivalents                     $     26,408  $    179,885  $          -   $          -   $          -
Working capital                               $    100,260  $    448,099  $     93,306   $      1,421   $      1,421
Total assets                                  $    311,906  $    712,342  $    113,115   $      3,673   $      3,673
Total stockholder's equity                    $    195,278  $    606,602  $    101,239   $      1,421   $      1,421

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOING CONCERN RISK

         The Company is currently in the process of reviewing its strategic alternatives. There is a substantial chance that our strategic alternatives, including possible liquidation, would not provide any positive value for NPW stockholders after our liabilities are satisfied or otherwise addressed. The Company's independent auditors, Arthur Andersen LLP, have qualified their opinion on the Company's 2001 financial statements with respect to the Company's ability to continue as a going concern. See Item 8 -"Financial Statements and Supplemental Data."

HISTORY

         NPW was formed in the fourth quarter of 1999 by affiliates of Enron Corp., DLJMB Investors, G.E. Capital Equity Investments, Inc., California Public Employees' Retirement System, and Ontario Teachers' Pension Plan Board to target residential and small commercial markets for power and natural gas. We were capitalized through the contribution of certain assets by Enron Energy Services and a private placement to outside investors, pursuant to an agreement executed on December 23, 1999. On January 6, 2000, we completed our initial private placement of common stock and two classes of warrants in exchange for an aggregate of $100 million in cash. In exchange for its ownership, and pursuant to the contribution and subscription agreement executed by us and our investors as part of our initial private placement transaction, Enron Energy Services agreed to contribute and assign to us the economic value of approximately 24,000 residential customer contracts and entered into a number of contracts. The operating results derived from servicing this portfolio of customers are included in our statements of operations from our May 1, 1997 inception.

         Following our initial private placement, we focused our efforts on hiring our management team, refined our plans for the initial launch of our services in Pennsylvania and New Jersey, developed our operating infrastructure, negotiated the acquisition of customers from Columbia Energy Group and identified other target markets. In conjunction with these activities, in May 2000, we entered into an agreement with IBM to provide us with systems integration and other services relating to customer acquisition, customer care and revenue management over a ten-year term. The IBM agreement gives us termination rights in a number of circumstances, including termination for performance failures (that have not been cured after notice), or for convenience, which could require us to pay IBM a termination fee of up to $50 million.

         Initial IBM systems integration service fees aggregated approximately $68 million, all but approximately $10 million of which were expensed as incurred during the year ended December 31, 2000. For services relating to customer acquisition, customer care and revenue management, fees are a combination of fixed and variable as our customer base grows. Effective June 1, 2000, we began paying IBM a fixed fee of $1 million per month for the term of the agreement, until the total monthly fees reach specified thresholds, plus a variable fee based on number and type of customer. The variable fee includes separate components for each customer that are based on whether the customer is served online or by mail and a per minute customer service charge. Variable costs incurred under this agreement approximated $9.6 million and $8 million for the years ended December 31, 2001 and 2000, respectively.

         During 2001 we initiated and completed the application development stage of certain projects with IBM. These systems communicate customer data and utility data between NPW, the utility, our commodity vendors and our customers. System requirements vary significantly by market depending on the specifications set by the local regulatory agency and local transmission and distribution companies. As a result, during the second and third quarters of 2001 we capitalized approximately $26.4 million of development costs as fixed assets. In the fourth quarter of 2001, we recorded an impairment reserve of approximately $32.7 million to reflect the portion of previously capitalized computer software costs that may not be realizable from future operations. This change is reflected in non-recurring operating expenses in the accompanying consolidated statement of income. We deferred these costs earlier in 2001 based upon projections of our future cash flow and earnings at that time. These earnings and cash flow projections may no longer be achievable because of the terminated merger agreement with Centrica and lower than expected customer counts in certain markets.

         We constantly review performance under the IBM agreement to ensure that performance and cost measures are being achieved. As a result, we have raised various concerns with IBM regarding its performance and ability to meet cost and timing estimates. In connection with these concerns, we have paid certain amounts invoiced by IBM under protest in accordance with our agreement.

         Through December 31, 2001, we had approximately 301,000 customers sign up for service through our direct marketing efforts. We acquired these customers on a one-by-one basis, as is typical in a number of mass-market subscriber industries. Marketing costs incurred for customer acquisition are expensed as incurred. As a result of our limited unrestricted cash resources, we have reduced substantially our expenses and have substantially curtailed our market entry and customer acquisition strategies.

         On July 31, 2000, we acquired the residential and small commercial retail energy business of Columbia Energy Group and some of its affiliates, which included approximately 20,000 power customers and 285,000 natural gas customers, primarily in Georgia, Ohio and Pennsylvania. The purchase price consisted of a cash payment of $11.7 million and the issuance of 602,200 shares of our common stock, valued at $6.4 million. Also, in connection with the acquisition, we purchased natural gas inventory and customer accounts receivable for approximately $32.8 million. The customers acquired from Columbia included committed contracts to provide future services to customers that had a negative value of $4.5 million as of the acquisition date. This loss was considered in the purchase price. The loss was estimated based on factors including the remaining term of the committed contracts, the contracted sales price to the customers, projected customer demand patterns and the then current costs to acquire and deliver the commodity to the customers in the contracted future periods. Up to an additional $3.9 million of cash consideration could be earned by Columbia if specified levels of customer retention were maintained over the one-year period from the closing of the acquisition. During the fourth quarter of 2001, we determined that Columbia had met the requirements to earn the contingent consideration. Accordingly, we recorded a $3.9 million accrual and a similar increase in the value of intangible assets acquired from Columbia. In February 2002 we agreed to pay Columbia $3.5 million as additional cash consideration in settlement of all our obligations under the purchase agreement and paid that amount in the first quarter of 2002. The results of operations of the Columbia portfolio are included in our operating results since the July 31, 2000 acquisition date.

         In October 2000, we reached an agreement with PECO to supply service to 20 percent of PECO's residential power customers who had not selected a competitive energy services provider. PECO provides electric delivery service in southeastern Pennsylvania, which is one of our target markets. Pursuant to requirements in the 1998 settlement of PECO's electric restructuring case, PECO issued a request for proposal for a third party to supply Competitive Default Service to 20% of its residential customers for a three-year term beginning January 1, 2001. PECO selected our operating subsidiary, The New Power Company, in this process, and the two parties reached a definitive agreement on October 18, 2000, which was subsequently approved by the Pennsylvania Public Utility Commission on November 29, 2000. Under the agreement with PECO, The New Power Company committed to provide power at a discount to PECO's current rates for residential customers who participate in this program. The customers were selected on a random basis. Following customer notifications and the results of opt-out selections, we began servicing approximately 240,000 customers on March 1, 2001, pursuant to this agreement. The agreement included provisions for NPW to receive additional customers from PECO up to a maximum of 20 percent of all residential electricity customers then receiving distribution service from PECO. Concurrently with the execution of the Merger Agreement and as that agreement required, we provided notice to PECO of our intent to terminate the CDS Agreement. See Item 1 - "Material Contracts-- PECO Energy Co. Agreement."

         Currently all load serving entities, such as NPW, are subject to installed capacity (ICAP) requirements within the PJM region, which includes the states of Pennsylvania, New Jersey and Maryland. The PJM ICAP requirements applied to those customers we acquired from PECO. The PJM ICAP requirements are satisfied for those entities that are "in-balance" between owned generation and load served. Load serving entities that have more load service demand than generation supply are "out of balance" and must purchase their ICAP requirements through bi-lateral contracts, or in a spot or forward market, or be subject to penalty assessments. We believe that these provisions, and the governance procedures by which they are derived, are flawed and act as a deterrent to creating a competitive marketplace. We filed a complaint with the FERC concerning these issues. By order dated February 27, 2002, the FERC denied our Complaint on the basis that market irregularities observed in the first half of 2001 had supposedly been remedied by actions taken by PJM. We expect ICAP payments to continue to adversely affect our profitability in certain electricity markets. During the year ended December 31, 2001 we incurred approximately $9.5 million of ICAP charges.

         In December 2000, we acquired the residential and small commercial retail energy business of Energy USA ("EUSA"), which was an operating unit of NiSource Inc. ("NiSource"). The acquired portfolio consists of approximately 34,000 gas customers in Ohio and Indiana. The purchase price consisted of one dollar and our assumption of contracts to provide services to the customers, which had a negative value of $9.5 million as of the acquisition date. Also, in connection with the acquisition, we acquired natural gas inventory for $4.7 million and financial contract settlements valued at $8.5 million. The loss position of the contracts we acquired was estimated based on factors including the remaining term of the committed contracts, the contracted sales price to the customers, projected customer demand patterns and the then current costs to acquire and deliver the commodity to the customers in the contracted future periods. The results of operations of the EUSA portfolio are included in our operating results since December 2000.

         In March 2001 we acquired approximately 7,200 residential and small commercial natural gas customers in the Atlanta, Georgia market from Reliant Energy Retail, Inc. ("Reliant"). The acquisition was accounted for as a purchase. Based on the mix of customers acquired from Reliant and the average consumption of small commercial customers in the Atlanta market, we estimate that the acquired portfolio equates to approximately 40,000 residential customers.

         In May 2001, we exercised our option not to accept approximately 16,000 California residential power customers that were initially contributed to us by EES. As a result, since May 1, 2001, service to these power customers has reverted to the default provider in the respective local distribution areas.

         In June 2001, we completed the acquisition of approximately 130,000 gas and 7,000 power residential and small commercial customers in three separate transactions. The customers, located in the Ohio, Pennsylvania and Maryland markets, were acquired from AES Power Direct/Titan Energy, Inc., CoEnergy Trading Company and Energy East Solutions. The acquisitions were accounted for as purchases. Total consideration for the customer contracts consisted of approximately $18.6 million in cash. In connection with the acquisitions, we also acquired other assets, including gas storage inventory, accounts receivable and fixed assets for combined consideration of approximately $8.4 million. Additionally, we assumed forward physical commodity purchase contracts that had a negative value of $3.9 million as of the acquisition date. We accrued this amount as part of the cost of the customers acquired. The amount will be amortized through cost of sales as the related commodity purchases are delivered to our customers. The results of operations for each of the portfolios acquired are included in our operating results since June 2001 when we assumed operational control of the portfolios. The allocation of purchase price for the portfolios described herein is preliminary in nature and is subject to adjustments to actualize items such as customer counts, inventory levels, accounts receivable and assumed liabilities. As part of the agreement with Titan Energy, Inc., The AES Corporation was to be released from a guarantee to Coral Energy Resources ("Coral"), which was a supplier of gas to the Titan customers. Subsequent to the acquisition, Coral would not release AES from its guarantee unless NPW agreed to post significant cash collateral with Coral. During the fourth quarter of 2001, NPW elected to terminate the commodity supply arrangements with Coral rather than post the requested collateral. As a result, the remaining portion of the $3.9 million liability originally accrued to account for the negative value of assumed physical commodity purchase contracts was settled for cash of $2.4 million.

         In August 2001, we completed an acquisition of approximately 6,000 residential and small commercial customers in Ohio from AMPO, Inc. The acquisition was accounted for as a purchase. Total purchase consideration was $0.3 million.

         As of December 31, 2001, through our marketing efforts, we had acquired approximately 70,000 customers in Texas. We have worked closely with the Electric Reliability Council of Texas (ERCOT), the centralized entity responsible for overseeing wholesale market scheduling and retail customer switching, as well as other affected parties in the Texas market to resolve, among other matters, issues associated with the switching of customer enrollments.

         As of December 31, 2001, we had obtained licenses to act as an electricity marketer in California, Massachusetts, New Jersey, Ohio, Pennsylvania, Texas, Connecticut, Delaware and Maryland. We have decided to abandon the licenses in Connecticut and California because we do not foresee commencing operations in any power market in those states within the near future and can seek to reinstate a license in the event circumstances change. Also, we had obtained licenses to act as a natural gas marketer in Georgia, New Jersey, Pennsylvania, Virginia and Maryland.

         We recognize revenue for the sale of power or natural gas once the commodity has been delivered to the customer. Our bills to customers may also include charges relating to the transmission and distribution of the commodity, functions that are provided by the incumbent utility, but as to which we may be responsible for payment to the utility even if the amount billed to our customer becomes uncollectible. These amounts are excluded from our net revenues. As a result, neither our revenues nor our costs include the transmission and distribution charges included in our customers' bills. In the Georgia, Texas and California markets, where we are responsible for delivering bills to customers, we bear the credit risk with respect to the transmission and distribution charges provided by the utilities in those markets. Additionally, we fully expense in the period incurred the marketing and operations costs associated with customer acquisition.

SUBSEQUENT EVENTS

         See the discussion of a possible liquidation and the potential inability of the Company to continue as a going concern in "Going Concern Risk" above; the liquidity problems of the Company in Item 1 - "Liquidity Issues"; the termination of the Merger Agreement with Centrica in Item 1 - "Material Contracts--Merger Agreement"; the Company's obligations under the Settlement Agreement, the Promissory Note and the Master Termination Agreement with Enron in Item 1 - "Material Contracts--Agreements with Enron"; and the delisting of the Company's common stock by the NYSE in Item 1 - "Subsequent Events".

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 VS. YEAR ENDED DECEMBER 31, 2000

         Our revenues are derived from the sale and delivery of power and natural gas to retail customers in the United States. For the years ended December 31, 2001 and 2000, respectively, revenues were $369.9 million and $84.1 million. The increase in revenues from 2000 to 2001 is primarily attributable to the acquisition of customer portfolios and customers obtained from our own marketing channels.

         Our cost of sales represents the direct costs of acquiring and delivering power and natural gas to our customers as well as the net results of our energy trading activities. For the years ended December 31, 2001 and 2000, cost of sales, as a percentage of revenues, totaled 101% and 95%, respectively. The increase in cost of sales, as a percent of revenue, is primarily attributable to costs of providing energy to an increased customer base as compared to the prior year period, installed capacity, congestion and other charges of $20.1 million in the PJM markets, and approximately $3.9 million in losses on power contracts in Texas incurred because of ERCOT processing delays in switching customers. During the year ended December 31, 2001, our energy trading activities resulted in net gains of $9.2 million, which are reflected as a component of cost of sales. No such gains or losses were recognized during 2000.

         Our operating expenses include costs incurred related to acquiring and supporting residential and small commercial customers that were not part of the direct process of delivering power and natural gas to our customers. For the years ended December 31, 2001 and 2000, operating expenses from recurring operations were $230.9 million and $187.4 million, respectively. The increase in operating expenses over the prior year relates primarily to significantly increasing our staff and infrastructure in an effort to execute our business plan, and the cost of acquiring and servicing our increased customer base. Recurring operating expenses increased 23.2% in 2001 as compared to 2000 although our customer base more than doubled over the same time period. Our customer base increased significantly over the prior year, from approximately 316,000 to over 800,000. The less than proportional increase in recurring operating expenses reflects management's increased cost control efforts, primarily in the systems development and professional fees expense categories and an increase in the amount of software costs capitalized. Operating expenses from recurring operations for the years ended December 31, 2001 and 2000, respectively, included $56.3 million and $108.0 million for systems development and other professional services, $34.7 million and $15.8 million for direct marketing, and $42.5 million and $12.5 million for billing and customer care. Also, compensation expenses recorded during the years ended December 31, 2001 and 2000, respectively, included costs for the recruitment of certain executives, which resulted in $8.4 million and $12.5 million of deferred compensation expense.
In November 2001 the Company realigned its staffing needs, which resulted in a reduction in staff of 38 employees.

         We decreased our monthly recurring operating expenses in the second half of 2001 as compared to the first half of the year by approximately 30%. Specifically, non-recurring operating expenses were $136.0 million for the six months ended June 30, 2001 and $94.9 million for the six months ended December 31, 2001. These results were achieved primarily through reduced spending on marketing, systems development and professional fees, as well as the effects of our restructuring completed in the fourth quarter of 2001.

NON-RECURRING CHARGES

         The following summarizes the $165.1 million in charges that NPW recognized as non-recurring operating expenses during the year ended December 31, 2001:

                                                                     2001
                                                                     ----
                                                                (in thousands)
         Enron's default under the Master Netting Agreement           $  90,069
         Deferred software                                               32,714
         Customer lists impairment                                       17,820
         America Online contract impairment                              12,880
         Leasehold improvements and commitments                           5,800
         Exit of non-commodity business                                   3,114
         Severance and other employee separation costs                    2,691
                                                                      ---------
         Total Non-Recurring Operating Expenses                       $ 165,088
                                                                      ---------

         As discussed in detail below under "Enron Bankruptcy," we incurred $90.1 million in expenses related to Enron's default on forward physical power hedge contracts, including ancillary costs regarding the default.

         The termination of our proposed merger with Centrica plc (see Note 16 - "Subsequent Events" to our consolidated financial statements) combined with ongoing liquidity and credit issues arising from the Enron bankruptcy caused us to review the net realizable value of our long term assets held as of December 31, 2001.
Pursuant to this review, we estimated that our deferred software assets should be written down by approximately $32.7 million and that our intangible asset customer lists should be written down by approximately $17.8 million at December 31, 2001. We based our asset valuations primarily on then current market conditions and internally generated data, discounted to account for our then-current liquidity status.

         We recorded a $12.9 million charge related to our contract with America Online, which represents the unamortized balance of amounts previously paid to AOL as discussed in Note 5 - "Other Assets" to our consolidated financial statements. Throughout the second half of 2001, NPW management evaluated the continuing value of the deferred costs capitalized related to payments made to AOL pursuant to the Interactive Marketing Agreement, as amended. In November 2001, in light of changes in the Company's marketing focus and a continuing lack of marketing leads generated from the AOL relationship, NPW management determined that all deferred costs related to AOL should be expensed immediately as the likelihood of the relationship creating benefits in future periods appeared remote.

         In November 2001, in an effort to manage cash flow, we made the decision to scale back our operations. To this end, we reduced our work force by approximately 20% and took steps to exit our non-commodity business line. The work force reduction resulted in a charge of $2.7 million for severance and other employee separation costs. We recorded a charge of $5.8 million for leasehold improvements and commitments related to previously capitalized leasehold improvements plus the present value of future lease commitments in excess of amounts expected to be subleased related to additional leased space in our Purchase, New York offices. We expanded our office space during 2001, but due to the downsizing of staff in November 2001, the additional space is uninhabited and we do not expect to grow into the space based on our current plans. Our decision to exit the non-commodity business required us to write off $3.1 million related to inventory and investments in joint ventures and associations that were to support our attempt to create a significant non-commodity business line.

ENRON BANKRUPTCY

         During the year ended December 31, 2001, we purchased the majority of our commodity needs from Enron. Also, we entered into numerous forward contracts with Enron to hedge the cost of commodity we would eventually deliver to our customers at some point in the future, as well as some open positions that were not hedges of future commodity purchase obligations. Enron's filing for bankruptcy on December 2, 2001 constituted an event of their default under the commodity agreements.

         Pursuant to the agreements with Enron, in the event of default, all outstanding contracts could be terminated as of the settlement date determined by the non-defaulting party. We selected December 3, 2001 as the settlement date for all outstanding contracts with Enron. These contracts consisted of forward purchases and sales of physical power and gas as well as forward financial swaps. See Note 11 - "Price Risk Management Activities" to our consolidated financial statements. The settlement amount was computed as the difference between commodity market prices on the settlement date and the commodity prices specified in the forward contracts multiplied by the quantities specified in the contracts. Additionally, the settlement amount included any outstanding amounts we had payable to or receivable from Enron and its affiliates related to transactions completed between us and Enron prior to December 3, 2001 that had yet to be settled at that date, as well as other costs and offsets recognized under the default and termination provisions of the contracts. The total settlement amount was calculated to be approximately $102 million. Upon determining our estimate of the settlement amount due Enron, we reclassified all amounts related to contracts with Enron from the assets and liabilities from price risk management accounts into the Due to Affiliated Entities account in the accompanying balance sheet. Approximately $70 million of cash collateral that we had provided to Enron to cover the mark-to-market shortfall in value on our portfolio was used to reduce the total liability of $102 million to Enron during December 2001. The remaining balance of approximately $32 million is reflected in the accompanying balance sheet at December 31, 2001 as due to affiliated entities. On February 22, 2002 we executed the Settlement
Agreement with Enron which included a Promissory Note due from us to Enron in settlement of all outstanding obligations to Enron. The Settlement Agreement is subject to bankruptcy court approval. The settlement amount of $28 million is net of the estimated cost to us to replace the terminated commodity positions with Enron. See Item 1 - "Material Contracts - Agreements with
Enron".

         We accounted for all our forward commodity contracts with Enron in accordance with SFAS No. 133. Our forward contracts with Enron met the criteria of derivative financial instruments as defined under SFAS No. 133. We accounted for the forward financial swap contracts as cash flow hedges. In periods prior to the occurrence of the hedged transaction, the value of the hedges was recorded in our consolidated balance sheet as a component of assets and liabilities from price risk management activities with the resulting net unrealized gains or losses deferred and reflected as a component of the equity account, other comprehensive income. In the periods the hedged purchases occurred, the financial swaps were cash settled and net deferred gains or losses pursuant to the hedges were removed from the balance sheet and included in the cost of the commodity purchased.

         Our forward contracts with Enron for the physical purchase of commodities were generally entered into for delivery to our residential and small commercial customers in future periods. To the extent the forward contracts related to forecasted customer demand, at the inception of the contracts, we accounted for these contracts as normal purchases and sales in accordance with SFAS 133 as described above. As such, these contracts were not reflected in our financial statements until the month of actual purchase of the commodity, at which time the cash paid or received was recorded as a component of the cost of the commodity purchased.

         All forward commodity contracts that we entered into with Enron that were not hedges of future customer demand were recorded in our consolidated balance sheet as assets and liabilities from price risk management activities with the resulting net changes in value reflected in current cost of sales within our income statement. Upon default by Enron, the mark-to-market value of all these risk management assets and liabilities was reclassified into the Due to Affiliates account in the accompanying balance sheet as of December 31, 2001.

         As of December 3, 2001, the mark-to-market value of all forward physical commodity hedge contracts we had outstanding with Enron totaled negative $90 million. The forward physical hedge contracts had historically qualified for the normal purchases and sales exception under SFAS No. 133. Accordingly, these derivative contracts were afforded accrual accounting and were only recorded to the financial statements in the periods in which the actual commodity was delivered to our customers. Under SFAS No. 133, Enron's default eliminated our ability to apply the normal purchases and sales exception to the unexecuted portion of the physical commodity hedge contracts with Enron. As a result, in December 2001, we recognized a $90 million net non-recurring charge to operating expenses to reflect the net mark-to-market value of the forward physical commodity contracts on which Enron defaulted. Pursuant to the contract terms, this amount was included in the net settlement to be paid to Enron to close out all of our position with Enron.

         Enron's default on the gas forward financial rate swaps eliminated our ability to continue to account for the swaps as hedges. As of December 3, 2001, the net amount of $37.2 million recorded in liabilities from price risk management activities was reclassified to Due to Affiliated Entities in our balance sheet and included in the net amount settled with Enron. In accordance with SFAS No. 133, we ceased hedge accounting as of the date of default. However, since the hedged transactions to which these financial swaps relate are still expected to occur, the value of these hedges as of the date of default will remain in other comprehensive income within our balance sheet and will be amortized through cost of sales during the periods when the hedged transactions occur.

YEAR ENDED DECEMBER 31, 2000 VS. YEAR ENDED DECEMBER 31, 1999

         For the years ended December 31, 2000 and 1999, respectively, revenues were $84.1 million and $7.8 million. The increase in revenues is attributable to the acquisition of Columbia as of July 31, 2000.

         For the years ended December 31, 2000 and 1999, respectively, cost of sales, as a percentage of revenues, totaled 95% and 73%. The increase in cost of sales is primarily attributable to the acquisition of Columbia as of July 31, 2000.

         For the years ended December 31, 2000 and 1999, respectively, operating expenses were $187.4 million and $27.1 million. The increase in operating expenses for the year ended December 31, 2000 over prior year relates primarily to significantly increasing our staff and infrastructure beginning in April 2000 to execute our business plan. As a result, operating expenses for 2000 included $108 million for systems development and other professional services, $15.8 million for direct marketing, and $12.5 million for billing and customer care. Also, compensation expenses recorded during 2000 include costs for the recruitment of certain executives, which resulted in $12.5 million of deferred compensation expense. Our operating expenses also include certain allocated operating expenses from Enron Energy Services and Enron. Such allocations and charges are based on a percentage of total operating expenses for the services provided, based on factors such as headcount or the specific level of activity directly related to such costs. For the years ended December 31, 2000 and 1999, respectively, approximately $2.9 million and $13.2 million of operating expenses were allocated to us from Enron and Enron Energy Services.

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

         Net cash used in operating activities of $418.6 million, $173.9 million and $16.6 million for the years ended December 31, 2001, 2000 and 1999, respectively, resulted primarily from net losses of $377.9 million, $169.8 million and $25.0 million for each respective period. During the year ended December 31, 2001 we used cash of $33.4 million to purchase portfolios of customers and certain other assets, including storage inventory. We also used approximately $57.8 million of cash to secure surety bonds and as collateral deposits with trading counterparties and utilities.

         As of December 31, 2001, we had cash, cash equivalents and restricted cash of approximately $100.4 million. Certain state regulations, and utilities with whom we do business for local transmission and distribution services, as well as certain of our counterparties, require us to provide collateral or other assurance to ensure fulfillment of our commitments. To meet these requirements, we have provided cash collateral of $74.0 million as of December 31, 2001, which is reported in our balance sheet as restricted cash.

         Due to significant declines in the market prices for electricity and natural gas during the second and third quarters of 2001, we had posted approximately $110 million in cash as collateral with Enron as of September 30, 2001 as required by the Master Netting Agreement. On October 18, 2001 we entered into an amendment to our Master Netting Agreement with Enron to permit the substitution of receivables and inventory in lieu of cash collateral based on discount factors and up to specified limits. In connection with that amendment, we entered into a General Security Agreement with Enron which provided the secured parties a lien on all of our receivables, inventory and other specified assets. See Item 1. "Material Contracts - Agreements with Enron" for a further discussion of the amendment of the Master Netting Agreement, the Settlement Agreement, and the Master Termination Agreement. Also, to reduce the risk that further declines in commodity prices could cause material adverse effects on our liquidity through the posting of additional cash collateral, we executed a series of financial swaps in October 2001. These trades effectively offset the risk of our being required to post additional cash collateral on further mark-to-market changes with respect to approximately 60 percent of our pre-existing NYMEX hedges for future delivery of natural gas to our customers.

         As noted in "Results of Operation - Enron Bankruptcy," above, Enron, our primary counterparty since our inception for the purchase of derivative commodity instruments, filed for bankruptcy in December 2001. Enron's bankruptcy constituted an event of default and resulted in non-performance by Enron on the forward portion of all commodity purchase and sale transactions we had with Enron as of the date of default. These contracts were closed out in December 2001 based on the default and termination provisions of the relevant contracts. To date, due to liquidity and credit restrictions, we have not replaced the commodity price hedges we had in place with Enron to hedge against adverse price movements in commodities we are contracted to deliver to our customers. As a result, our subsequent cash flows and margins have fluctuated and will continue to fluctuate directly with market price changes in the commodities we are required to purchase and deliver to our customers. Increases in market prices for natural gas and electricity will have a negative impact on our expected cash flows and margins, while decreases in commodity prices will have a positive impact on our expected cash flows and margins. Significant increases in commodity prices would have a material adverse effect on our liquidity and could negatively impact our ability to continue as a going concern.

         Although we have been able to successfully continue to deliver commodities to our customers, our ability to obtain credit has been severely and adversely impacted by Enron's bankruptcy and the early settlement of the forward commodity contracts. Specifically, several of the local distribution companies with which we conduct business have required us to post additional collateral to assure performance. Also, several companies from whom we purchase natural gas and electricity are now requiring us to pay for the commodity prior to the commodity being delivered to our customers. This has caused a substantial reduction of our available unrestricted cash. The time between us paying for our commodity purchases and ultimately expecting payment from our customers or the local utilities has been significantly increased. Significant increases in demand for energy would have a further negative impact on our liquidity.

         We believe that, absent any additional significant increases in commodity prices or demand or other significant events, we have sufficient financial resources to conduct our business through the end of the second quarter of 2002. We have been seeking and will continue to actively seek asset-backed or other types of financing with other parties, although to date no such arrangements have been secured. We have also commenced a bidding process concerning the potential sale of a portion of our assets and operations in order to obtain sufficient cash to enhance liquidity and sustain operations pending a decision by our Board of Directors or shareholders whether to either (1) liquidate the business, or (2) conduct more limited operations in fewer markets, which, according to our projections, might not require the need for additional financing. We may not be able to sell our assets, or to secure financing or to raise additional capital on attractive terms, or at all, which would have a material adverse effect on our ability to continue as a going concern. The financial statements do not reflect the impact of the material adverse effects that would result without additional financing or cash proceeds from the sale of certain assets. There is a substantial chance that our strategic alternatives, including possible liquidation, would not provide any positive value for our stockholders after our liabilities are satisfied or otherwise addressed. The Company's independent auditors, Arthur Andersen LLP, have qualified their opinion on our 2001 financial statements with respect to our ability to continue as a going concern. See Item 8 - "Financial Statements and Supplemental Data."

         We have no debt outstanding. Accordingly, we have not been exposed to near term changes in interest rates. Additionally, we do not expect inflation to have a material effect on our results of operations. We have no foreign currency exposure and therefore, are not affected by changes in foreign exchange rates.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings on a net basis unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. NPW adopted SFAS No. 133 (as amended by SFAS 138) on January 1, 2001. Adoption required a one-time adjustment of approximately
$56 million that was recorded as an increase to other comprehensive income.

         In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. In addition, SFAS No. 141 requires intangible assets other than goodwill be identified. Such intangible assets will be required to be amortized over their economic useful lives. The adoption of SFAS No. 141 in 2001 did not have a significant impact on the Company's results of operations or financial position. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. As the Company currently does not have goodwill recorded on its financial statements, the adoption of SFAS No. 142 will not have a material effect on the Company's results of operations or financial position.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and is effective on January 1, 2003. The Company is currently reviewing the provisions of SFAS No. 143 to determine the standard's impact upon adoption.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations will be measured, similar to other long-lived assets classified as held for sale, at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS No. 144 also broadens the definition of discontinued operations to include a component of an entity when operations and cash flows can clearly be distinguished and establishes criteria to determine when a long-lived asset is held for sale. SFAS No. 144 also addresses the factors for companies to consider when determining if a long-lived asset may have incurred an impairment in value. The provisions of this Statement were effective on January 1, 2002. There was no transition impact for this statement.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         At December 31, 2001, we held no financial instruments or investments which could be subject to interest rate or equity price risk. Therefore, we were exposed primarily to counterparty risks and risks related to commodity price changes in the power and natural gas markets. We conduct business solely in the United States and are not subject to foreign operations risk.

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

         We utilize derivative commodity instruments to hedge future purchases of natural gas to be provided to our customers as part of fixed price contracts. The purpose of the hedging strategy is to achieve a more predictable cash flow, as well as to reduce our exposure to adverse price fluctuations of natural gas. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may limit future margins from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The hedging instruments used are swaps and are placed with counterparties that we believe are minimal credit risks. We account for these transactions as hedging activities and, accordingly, net gains or losses are included in the cost of natural gas in the period the hedged purchase occurs.

         As of December 31, 2001, because of liquidity restrictions and lack of availability of credit, we were not in compliance with our stated risk management goals of being substantially fully hedged. That continues to be the case. As a result, significant increases in commodity prices would have a material adverse effect on our gross margins. See "Liquidity and Capital Resources."

         With our decision to limit the extent of our hedging of future customer commodity obligations so as to reduce the risk that liquidity could be affected by commodity price decreases and collateral posting requirements, we are exposed to commodity price risks that may adversely affect our costs, margins, and profitability.

         Our open derivative positions at December 31, 2001 are not significant due to the settlement of all the Enron contracts and our inability to obtain credit to replace the Enron positions to date. See Note 11 to our Consolidated Financial Statements, "Price Risk Management Activities", for additional information on our derivative instruments.

SEASONALITY

         Our revenues are impacted by seasonality in that power sales generally increase during the warmer summer months, whereas natural gas sales have a reverse seasonality and increase during the colder winter months. We must also build natural gas inventories generally during the second and third quarters in anticipation of demand during the heating season. These factors will cause our financial results to vary from quarter to quarter.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

                                                                                PAGE
                                                                                ----
Report of Independent Public Accountants..........................................36
Consolidated Balance Sheets.......................................................37
Consolidated Statements of Income.................................................38
Consolidated Statements of Changes in Owners' and Stockholders' Equity............39
Consolidated Statements of Cash Flows.............................................40
Notes to Financial Statements.....................................................41
Schedule II - Valuation and Qualifying Accounts...................................73

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of NewPower Holdings, Inc.:

         We have audited the accompanying consolidated balance sheets of NewPower Holdings, Inc., and subsidiaries as of December 31, 2001 and 2000, and the consolidated statements of income, changes in owners' and stockholders' equity, and cash flows for each of the three years ended December 31, 2001 (see
Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NewPower Holdings, Inc., and subsidiaries, as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

         As discussed in Note 2, on January 1, 2001 the Company adopted new accounting standards for certain derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards No. 138.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                           ARTHUR ANDERSEN LLP

NEW YORK, NEW YORK
APRIL 10, 2002

                            NEW POWER HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             DECEMBER 31,     DECEMBER 31,
                                                                                 2001             2000
                                                                            --------------   --------------
ASSETS
CURRENT ASSETS

     Cash and Cash Equivalents                                               $     26,408     $    179,885
     Restricted Cash                                                               31,636           16,193
     Accounts Receivable, net of allowance of $10,973 and $1,250                   90,882           47,885
     Investments in Marketable Securities                                               -          257,189
     Inventory and Imbalances                                                      62,979           44,663
     Prepaid Expenses                                                               4,983            8,024
                                                                            --------------   --------------
     TOTAL CURRENT ASSETS                                                         216,888          553,839
                                                                            --------------   --------------
     Fixed Assets and Deferred Software Costs                                      16,984           12,835
     Less:  Accumulated Depreciation and Amortization                              (6,173)          (1,461)
                                                                            --------------   --------------
     Net Fixed Assets and Deferred Software Costs                                  10,811           11,374
                                                                            --------------   --------------
     Investments in Marketable Securities                                               -          102,373
     Assets from Price Risk Management Activities                                     742                -
     Other Assets                                                                   2,239           12,761
     Restricted Cash                                                               42,400                -
     Intangible Assets, net                                                        38,826           31,995
                                                                            --------------   --------------
TOTAL ASSETS                                                                 $    311,906     $    712,342
                                                                            ==============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                                        $     57,344     $     39,278
     Accrued Liabilities                                                           11,463           27,112
     Due to Affiliated Entities                                                    31,590           29,960
     Liabilities from Price Risk Management Activities                              1,893                -
     Deferred Compensation                                                         14,338            9,390
                                                                            --------------   --------------
     TOTAL CURRENT LIABILITIES                                                    116,628          105,740
                                                                            --------------   --------------
STOCKHOLDERS' EQUITY
     Preferred Stock, $.01 par value, 50,000,000 shares authorized;
         0 shares issued and outstanding                                                -                -
     Common Stock, $.01 par value, 500,000,000 shares authorized;
         62,776,917 and 58,054,882 shares issued and 62,771,330
         and 58,054,882 shares outstanding                                            628              581
     Paid-in Capital                                                              777,713          777,437
     Deferred Compensation                                                           (667)          (2,917)
     Accumulated Other Comprehensive Income                                       (34,685)           1,335
     Accumulated Deficit                                                         (547,711)        (169,834)
                                                                            --------------   --------------
     TOTAL STOCKHOLDERS' EQUITY                                                   195,278          606,602
                                                                            --------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $    311,906     $    712,342
                                                                            ==============   ==============

   The accompanying notes are an integral part of these consolidated financial statements.

                             NEWPOWER HOLDINGS, INC.
                        Consolidated Statements of Income
              For the Three Ended December 31, 2001, 2000 and 1999
                (Dollars in thousands, except per share amounts)

                                                                YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                        2001            2000             1999
                                                     -----------     -----------     -----------
NET REVENUES                                         $   369,928     $    84,082     $     7,838

COST OF SALES                                            375,446          79,820           5,748
                                                     -----------     -----------     -----------
GROSS MARGIN                                              (5,518)          4,262           2,090

OPERATING EXPENSES                                       230,902         187,448          27,117

NON-RECURRING OPERATING EXPENSES                         165,088               -               -
                                                     -----------     -----------     -----------
OPERATING LOSS                                          (401,508)       (183,186)        (25,027)

INTEREST (INCOME) EXPENSE                                (23,631)        (13,352)              -
                                                     -----------     -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES                       (377,877)       (169,834)        (25,027)

PROVISION FOR INCOME TAXES                                     -               -               -
                                                     -----------     -----------     -----------
NET LOSS                                             $  (377,877)    $  (169,834)    $   (25,027)
                                                     ===========     ===========     ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE          $     (6.38)    $     (5.53)    $   (125.14)

WEIGHTED AVERAGE SHARES USED TO COMPUTE BASIC
AND DILUTED NET LOSS PER COMMON SHARE                 59,210,096      30,725,566         200,000

   The accompanying notes are an integral part of these consolidated financial statements

                             NEWPOWER HOLDINGS, INC.
     Consolidated Statements of Changes in Owners' and Stockholders' Equity
                  (Dollars in thousands, except share amounts)

                                                                                             Accumulated    Owners'       Total
                                                 Common Stock                                   Other     Equity and   Owners' and
                                                                    Paid in     Deferred    Comprehensive Accumulated  Stockholders'
                                              Shares     Amount     Capital   Compensation      Income      Deficit      Equity
                                            ----------   -------   ---------   ----------   -------------  ----------   -----------
OWNER'S EQUITY, DECEMBER 31, 1998                    -   $     -   $       -   $        -    $           -   $    1,421  $    1,421

   Capital contribution - EES                        -         -           -            -                -       16,610      16,610
   Net Loss                                          -         -           -            -                -      (25,027)    (25,027)
   Issuance of Common Stock in Connection
     with Incorporation                        200,000         2      (6,998)           -                -        6,996           -
   Common Stock and Warrants Subscribed
     in Connection with Capitalization      19,800,000       198     108,037            -                -            -     108,235
                                            ----------   -------   ---------   ----------    -------------   ----------  -----------
STOCKHOLDER'S EQUITY, DECEMBER 31, 1999     20,000,000   $   200   $ 101,039   $        -    $           -   $        -  $  101,239
   Issuances of common stock for services    2,076,305        21         (21)           -                -            -           -
   Sale of common stock and warrants        29,815,590       298     662,217            -                -            -     662,515
   Common stock issued for acquisitions        602,200         6       6,394            -                -            -       6,400
   Conversion of warrants to common stock    5,560,787        56         (56)           -                -            -           -
   Unearned compensation related to
     restricted stock grants                         -         -       5,000       (2,917)               -            -       2,083
   Unrealized gain on investments                    -         -           -            -            1,335            -       1,335
   Capital Contribution - EES                        -         -       2,864            -                -            -       2,864
   Net Loss                                          -         -           -            -                -     (169,834)   (169,834)
                                            ----------   -------   ---------   ----------    -------------   ----------  -----------
STOCKHOLDER'S EQUITY, DECEMBER 31, 2000     58,054,882   $   581   $ 777,437   $   (2,917)   $       1,335   $ (169,834) $  606,602
   Unearned compensation related to
     restricted stock grants                         -         -         149        2,250                -            -       2,399
   Issuances of common stock for services      122,343         1          (1)           -                -            -           -
   Treasury stock                               (5,587)        -           -            -                -            -           -
   Exercise of Stock Options                    45,000         1         173            -                -            -         174
   Conversion of warrants to common stock    4,554,692        45         (45)           -                -            -           -
   Net change in value - hedging
     instruments                                     -         -           -            -          (34,751)           -     (34,751)
   Unrealized loss on investments                    -         -           -            -           (1,269)           -      (1,269)
   Net Loss                                          -         -           -            -                -     (377,877)   (377,877)
                                            ----------   -------   ---------   ----------    -------------   ----------  -----------
STOCKHOLDER'S EQUITY, DECEMBER 31, 2001     62,771,330   $   628   $ 777,713   $     (667)   $     (34,685)  $ (547,711) $  195,278
                                            ==========   =======   =========   ==========    =============   ==========  ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                             NEWPOWER HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                         YEARS ENDED DECEMBER 31,
                                                                  -------------------------------------
                                                                     2001         2000          1999
                                                                  ----------   ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net loss to net cash used by operating
   activities

   Net loss                                                       $ (377,877)  $ (169,834)   $  (25,027)
   Depreciation and amortization                                      13,245        3,815             -
   Deferred compensation                                               8,643       12,474         8,000
   Provision for doubtful accounts                                     9,723        1,250             -
   Net unrealized gains form price risk management activities        (33,600)           -             -
Changes in assets and liabilities
   (Increase) decrease in accounts receivable                        (51,492)     (44,255)          793
   Increase in inventory and imbalances                               (9,079)     (11,437)            -
   (Increase) decrease in prepaid expenses                             4,575       (5,722)            -
   Increase (decrease) in accounts payable and accrued
     liabilities                                                      (1,505)      42,120          (286)
   Increase (decrease) in due to affiliates                            1,630       19,915         9,910
   Payments of deferred compensation                                  (2,830)      (1,000)            -
   (Increase) decrease in other assets and intangibles                19,997      (21,255)      (10,000)
                                                                  ----------   ----------    ----------
   NET CASH USED IN OPERATING ACTIVITIES                            (418,570)    (173,929)      (16,610)
                                                                  ----------   ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash issued to purchase businesses, net of cash received          (33,434)     (40,737)            -
   Capital expenditures                                               (2,097)     (12,600)            -
   Net sales of investment securities                                358,293     (358,227)            -
                                                                  ----------   ----------    ----------
   NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES             322,762     (411,564)            -
                                                                  ----------   ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   (Increase) decrease in surety bonds and deposits                  (57,843)           -             -
   Proceeds from sale of common stock & warrants                         174      762,514             -
   Contributions from EES                                                  -        2,864        16,610
                                                                  ----------   ----------    ----------
  NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES              (57,669)     765,378        16,610
                                                                  ----------   ----------    ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (153,477)     179,885             -
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       179,885            -             -
                                                                  ----------   ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   26,408   $  179,885    $        -
                                                                  ==========   ==========    ==========

   The accompanying notes are an integral part of these consolidated financial statements

NEWPOWER HOLDINGS, INC. NOTES TO FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND FORMATION

         NewPower Holdings, Inc. ("NPW"), formerly TNPC, Inc. and EMW Energy Services Corp., is the successor to an operating unit of Enron Energy Services, LLC ("EES") which is a subsidiary of Enron Corp. ("Enron"). NPW, generally through its subsidiary The New Power Company, provides retail marketing and retail sales of natural gas and power to residential customers in ten states:
Ohio, Indiana, Georgia, Maryland, Pennsylvania, Michigan, New Jersey, Virginia, California and Texas.

NATURE OF OPERATIONS

         NPW has a limited operating history in the new and rapidly evolving restructured retail energy markets. The development of NPW's operations depend upon, among other things, favorable markets opening under viable competitive rules, NPW's ability to control its costs so as to achieve favorable margins, and its ability to manage credit requirements of third parties with whom it conducts business, including trading counterparties and incumbent utilities.

         NPW has incurred net losses since inception and management expects to continue to incur losses for a period of time. NPW's ability to become profitable will depend on, among other things, its ability to attract and retain a critical mass of customers at a reasonable cost, to manage the costs of its internal corporate organization and systems, and to manage effectively its energy requirements and sell its products at a sufficient margin. NPW will require additional cash and liquidity resources by the end of the second quarter of 2002. If NPW cannot obtain additional liquidity by means of a partial sale of assets or by raising debt or equity capital, the Company's financial condition and business will be materially adversely affected.

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

         NPW is required by various state regulatory agencies, utilities with which it does business, and trading counterparties to post cash, surety bonds, lines of credit, parent guarantees and similar forms of assurance or collateral to ensure fulfillment of its obligations. As of December 31, 2001, NPW had provided approximately $72.7 million of cash collateral for these purposes to non-Enron parties. If NPW's cash requirements prove to be greater than expected, NPW will need to obtain additional funding prior to that time. NPW may not be able to secure such financing or to raise additional capital on attractive terms, or at all, which would have a material adverse effect on NPW and would raise substantial doubt about NPW's ability to continue as a going concern.

         In 2001, several factors severely and adversely affected NPW's liquidity and cash resources, and the Company faced, and continues to face, certain substantial risks of not being able to continue to operate as an independent entity. These risks were caused or exacerbated by, among other factors:

         - the high volatility in commodity prices beginning in the Fall of 2000 and continuing into 2001;

         - the effect of the Enron bankruptcy on the perception of NPW in the capital and commodity markets, and by regulators, regulated utilities, and other trading counterparties;

         - as a result of Enron's bankruptcy, the termination of all the Company's commodity supply and swap transactions with Enron on December 3, 2001;

         - Enron's continued lien on the Company's assets pending the settlement of amounts due under such terminated transactions;

         - the Company's inability to secure asset-backed or other forms of financing;

         - increased credit requirements by local distribution companies and the Company's trading counterparties; and

         - the fact that, as a result of NPW's efforts to conserve cash, the Company had substantially reduced the extent to which its retail supply obligations under its customer supply contracts were hedged as compared to the Company's position at the end of 2000.

         As a result of these developments, in the Fall of 2001 NPW's Board of Directors concluded that it was in the best interests of the Company to consider a merger or other strategic transaction with a third party, and the Company engaged Credit Suisse First Boston Corporation ("CSFB") to assist the Company in accomplishing such a transaction.

         As a result of the termination of NPW's merger agreement with Centrica (see Item 1 of this Form 10-K "Recent Developments" and "Material Contracts") the Company is reviewing all of its options, including a sale of a portion of its assets and business and continuation of business on a more limited scale in a reduced number of markets without the expected need for further financing, or an orderly liquidation. See Item 7 of this Form 10-K "Liquidity and Capital Resources". There is a substantial chance that this may lead to no positive value for NPW's shareholders after the Company's liabilities are satisfied or otherwise addressed.

CAPITALIZATION

         NPW was incorporated on November 17, 1999 in the state of Delaware at which time 200,000 shares of common stock were issued to EES. NPW was capitalized (the "Capitalization") through the contribution of certain assets by EES and a private placement to outside investors, pursuant to an agreement executed on December 23, 1999, in which NPW received the following:


         DESCRIPTION                                              AMOUNT
                                                               (in $000's)
         Subscriptions to Purchase Common Stock                   $100,000
         EES Risk Management Software                                  235
                                                                  --------
          Total                                                   $100,235
                                                                  ========

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

         For contributing its residential customer base, certain risk management systems and regulatory, risk management, commodity service, and other agreements to NPW (see Note 10), EES subscribed to receive 14,800,000 shares of NPW voting common stock and Class A warrants to purchase 45,000,000 shares of non-voting NPW common stock. EES contributed 5,000,000 of its shares of NPW's common stock to an affiliated limited liability company ("LLC"). The LLC is owned by EES and a limited partner, whose general partner was an executive of Enron. For a further description of the LLC and its ownership, see Item 12 of this Form 10-K "Security Ownership of Certain Beneficial Owners and Management."

         For their agreement to contribute $100 million of cash to NPW, other investors, including DLJMB Investors, G.E. Capital Equity Investments, Inc., California Public Employees Retirement System and Ontario Teachers' Pension Plan Board, subscribed to receive 5,000,000 shares of NPW common stock and Class A warrants to purchase 15,000,000 shares of non-voting NPW common stock and Class B warrants to purchase 10,322,800 shares of non-voting NPW common stock.

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

         In May 2000, NPW entered into a subscription agreement with IBM pursuant to which IBM purchased shares of NPW's common stock. First, IBM purchased 1,100,400 shares of NPW's common stock in exchange for $10 million, payable in equal installments on May 31, 2000 and September 29, 2000. Second, IBM purchased 476,190 shares of NPW's common stock in exchange for $5 million, paid on December 29, 2000. Finally, IBM agreed to purchase shares of NPW's common stock on December 31, 2001 at the average daily closing price of NPW's common stock on the New York Stock Exchange for the twenty trading days prior to December 31, 2001 in exchange for $5 million, as long as such average exceeds 50% of the price per share in the IPO. IBM did not exercise its option to purchase $5 million additional shares of NPW at December 31, 2001.

         In June 2000, EMW Energy Services Corp. changed its name to TNPC, Inc., a Delaware corporation. In January 2001, TNPC, Inc. changed its name to NewPower Holdings, Inc., a Delaware corporation.

         In July 2000, NPW sold 9,070,800 Class A warrants to purchase the non-voting common stock of NPW and 639,000 shares of non-voting common stock of NPW to a group of investors for $104.4 million in cash. A limited partnership, whose general partner was an executive of Enron, subscribed to purchase 4,651,600 of the Class A Warrants sold in the second private placement for $50 million in cash. In October 2001, the limited partnership converted all their warrants into 4,554,692 shares of NPW common stock via cashless exercise. For a further description of the limited partnership and its ownership, see Item 12 of this Form 10-K "Security Ownership of Certain Beneficial Owners and Management."

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

         In connection with the effectiveness of the registration statement on October 4, 2000, all of the outstanding Class B warrants automatically converted into a total of 5,560,787 shares of voting common stock via a cashless conversion feature.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The financial statements present the balance sheets, statements of operations and statements of cash flows applicable to the customers acquired through acquisitions of businesses in 2000 and 2001, as described in Note 3, customers obtained through the marketing efforts of NPW since August 2000 and operations related to the residential customers contributed by EES. For all periods prior to January 2000, the financial statements present the statements of operations, statements of changes in owners' equity and cash flows applicable to operations related to the residential customers contributed by EES. The underlying data for the financial statements for those periods have been derived from the books and records of EES.

         Certain reclassifications have been made to prior period financial data for consistency with current period classification.

         Prior to the Capitalization, NPW did not maintain separate corporate treasury, accounting, tax, purchasing and other similar corporate support functions. For purposes of preparing the accompanying financial statements, certain EES corporate costs were allocated to NPW using the allocation method described in Note 10.

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

RESTRICTED CASH

         NPW is required by various state regulatory agencies, utilities with which it does business, distribution companies and commodity supply counterparties to post cash, surety bonds, lines of credit, parent guarantees and similar forms of assurance or collateral to ensure fulfillment of its obligations. Any cash posted as collateral is reflected as restricted cash in the accompanying balance sheets. As of December 31, 2001, NPW had provided approximately $72.7 million in cash collateral for these purposes. Any portion of cash collateral that is held with utilities, distribution companies or that would revert to NPW in a period beyond twelve months from the balance sheet date is classified as non-current. If NPW exits a market a portion of the non-current cash collateral for the benefit of the utilities may revert back to NPW within a period of time after exiting the market.

         During the first quarter of 2002, NPW was required by its surety bond companies to increase the amount of cash collateral supporting NPW's surety bond arrangements by an additional $19 million.

         As of December 31, 2001, NPW also had $1.3 million in an escrow account reported as restricted cash payable to IBM for system development costs incurred. This amount is held in escrow in accordance with the dispute resolution provisions of the agreement with IBM.

ACCOUNTS RECEIVABLE

         As permitted under an amendment to the Master Netting Agreement with Enron, effective October 18, 2001, certain accounts receivable and unbilled receivables were substituted at a discounted rate for the Company's cash collateral requirements. Also, Enron received a security interest in all the Company's receivables. See Note 10 -- "Related Party Transactions" and
Note 16 -- "Subsequent Events."

INVESTMENTS IN MARKETABLE SECURITIES

         NPW's investments in marketable securities are classified as available for sale under the provisions of Statement of Financial Accounting Standards No. 115 -- "Accounting for Certain Debt and Equity Securities".

         NPW invested excess proceeds from the IPO and private placements in marketable securities to preserve capital and provide required liquidity. These investments consisted of investment grade short-term bonds and commercial paper and the recorded carrying value equals their fair market value.

INVENTORY AND IMBALANCES

         Inventories represent natural gas in storage, and are generally stated at the lower of weighted average cost or market. In addition, the Company delivers natural gas to the local distribution companies for further delivery to the Company's customers. Actual usage by the Company's customers will differ from the amount of natural gas delivered to the local distribution companies. This difference is referred to as an "imbalance" and is generally stated at the lower of cost or market. The Company periodically compares the carrying value of natural gas in inventory and imbalances to its realizable market value. The carrying value of any inventory or imbalances deemed to be not realizable are charged to earnings.

         As permitted under an amendment to the Master Netting Agreement with Enron, effective October 18, 2001, inventory located at certain storage facilities was substituted at a discounted rate for the Company's cash collateral requirements. Also, Enron received a security interest in all the Company's natural gas inventory. See Note 10 -- "Related Party Transactions" and
Note 16 -- "Subsequent Events."

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

FIXED ASSETS AND DEFERRED SOFTWARE COSTS

         Fixed assets and deferred software costs are stated at cost. NPW provides for depreciation on fixed assets on the straight-line basis over their estimated useful lives, as follows:

                 Office furniture and fixtures             3 years
                 Computer software and licenses            3 years
                 Computer hardware                         3 years
                 Leasehold improvements                    Life of Lease

REVENUE RECOGNITION

         NPW recognizes revenue for the sale of power or natural gas once the commodity has been delivered to a customer. Intra-month unbilled power and natural gas sales are estimated and recorded each period. NPW's bills to customers may also include charges relating to the transmission and distribution of the commodity, functions which are provided by the incumbent utility. These amounts are excluded from NPW's net revenues. As a result, neither NPW's revenues nor costs include the transmission and distribution charges included in customers' bills. In the Georgia, Texas and California markets, where NPW is responsible for delivering bills to customers, NPW bears the credit risk with respect to the transmission and distribution charges provided by the utilities in those markets.

COMPREHENSIVE INCOME/LOSS

         Comprehensive income is reported as a component of stockholders' equity. As of December 31, 2001 and 2000, respectively, comprehensive loss of $34.7 million and comprehensive income of $1.3 million relates to the fair market value of the Company's risk management assets and liabilities plus the net unrealized gains on available for sale securities included in the balance sheet as investments in marketable securities or restricted cash.

NET LOSS PER COMMON SHARE

         Net loss per common share was determined by dividing net loss by the weighted average common shares outstanding. Common equivalent shares related to stock options and warrants are excluded from the calculation as their effect is antidilutive. Accordingly, basic and diluted loss per common share are equivalent.

         Common equivalents outstanding at December 31, 2001 and 2000 included 64,419,200 and 69,070,800 Class A warrants, respectively. Common stock equivalent shares attributable to the Class A warrants at December 31, 2001 and 2000 computed on the treasury stock method would have been approximately 67,411,123 and 68,800,764 shares, respectively.

         NPW was not a separate legal entity for periods prior to the Capitalization and had no historical capital structure. Net loss per common share for the year ended December 31, 1999 was determined by dividing net loss by the common shares, of which 200,000 shares were fully paid and outstanding at December 31, 1999. Common equivalent shares related to stock subscriptions, stock options and warrants are excluded from the calculation as their effect is antidilutive. Accordingly, basic and diluted loss per common share are equivalent. Common equivalent shares at December 31, 1999, consisted of 2,064,400 common shares issuable to an executive of EES and the Class A warrants subscribed in the December 1999 private placement.

         Common equivalent shares attributable to the Class A warrants at December 31, 1999 computed on the treasury stock method would have been approximately 59,300,000 shares.

CERTAIN RISKS AND CONCENTRATIONS

         NPW sells its energy services to residential and small commercial customers in the United States. NPW maintains a reserve for doubtful accounts. At December 31, 2001 and 2000 the allowance for doubtful accounts was $10.97 million and $1.25 million, respectively.

         NPW's business is subject to many risks and uncertainties including its limited operating history; delays or changes in the rules for the restructuring of the electric and natural gas markets; its ability to manage its energy requirements and sell energy at a sufficient margin given the volatility in prices for electricity and natural gas; the effect of commodity volatility on collateral requirements and NPW's liquidity and credit availability; its dependence on third parties to provide critical functions to NPW and its customers; and conditions of the capital markets affecting the availability of capital. See Item 1 of this Form 10-K "Forward Looking Statements".

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that net changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. NPW adopted SFAS No. 133 (as amended by SFAS 138) on January 1, 2001. Adoption required a one-time adjustment of approximately $56 million, which was recorded as an increase to other comprehensive income. See Note 11 -- "Price Risk Management Activities".

         In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. In addition, SFAS No. 141 requires intangible assets other than goodwill be identified. Such intangible assets will be required to be amortized over their economic useful lives. The adoption of SFAS No. 141 in 2001 did not have a significant impact on the Company's results of operations or financial position. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. As the Company currently does not have goodwill recorded on its financial statements, the adoption of SFAS No. 142 will not have a material effect on the Company's results of operations or financial position.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and is effective on January 1, 2003. The Company is currently reviewing the provisions of SFAS No. 143 to determine the standard's impact upon adoption.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations will be measured, similar to other long-lived assets classified as held for sale, at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS No. 144 also broadens the definition of discontinued operations to include a component of an entity when operations and cash flows can clearly be distinguished and establishes criteria to determine when a long-lived asset is held for sale. SFAS No. 144 also addresses the factors for companies to consider when determining if a long-lived asset may have incurred an impairment in value. The provisions of this Statement were effective on January 1, 2002. There was no transition impact for this statement.

NOTE 3--ACQUISITIONS

DURING THE YEAR ENDED DECEMBER 31, 2001

         In August 2001, NPW completed an acquisition of approximately 6,000 residential and small commercial customers in Ohio from AMPO, Inc. The acquisition was accounted for as a purchase. Total purchase consideration was $0.3 million in cash.

         In June 2001, NPW completed the acquisition of approximately 130,000 gas and 7,000 power residential and small commercial customers in three separate transactions. The customers, located in the Ohio, Pennsylvania and Maryland markets, were acquired from AES Power Direct/Titan Energy, Inc., CoEnergy Trading Company and Energy East Solutions. The acquisitions were accounted for as purchases. Total consideration for the customer contracts consisted of approximately $18.6 million in cash. In connection with the acquisitions, NPW also acquired other assets, including gas storage inventory, accounts receivable and fixed assets for combined consideration of approximately $8.4 million. Additionally, NPW assumed forward physical commodity purchase contracts that had a negative value of $3.9 million as of the acquisition date. NPW accrued this amount as part of the cost of the customers acquired. The amount will be amortized through cost of sales as the related commodity purchases are delivered to NPW's customers. The results of operations for each of the portfolios acquired are included in operating results since June 2001 when the Company assumed operational control of the portfolios. The allocation of purchase price for the portfolios described herein is preliminary in nature and is subject to adjustments to actualize items such as customer counts, inventory levels, accounts receivable and assumed liabilities. As part of the agreement with Titan Energy, Inc., The AES Corporation was to be released from a guarantee to Coral Energy Resources ("Coral"), which was a supplier of gas to the Titan customers. Subsequent to the acquisition, Coral would not release AES from its guarantee unless NPW agreed to post significant cash collateral with Coral. During the fourth quarter of 2001, NPW elected to terminate the commodity supply arrangements with Coral rather than post the requested collateral. As a result, the remaining portion of the $3.9 million liability originally accrued to account for the negative value of assumed physical commodity purchase contracts was settled for cash of $2.4 million.

         In May 2001, NPW exercised its option not to accept approximately 16,000 California residential power customers that were initially contributed to NPW by EES. As a result, since May 1, 2001, service to these power customers has reverted to the default provider in the respective local distribution areas.

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

         The New Power Company began servicing approximately 240,000 customers in March 2001, pursuant to an agreement with PECO Energy Company ("PECO"). In October 2000, NPW reached an agreement with PECO to supply service to up to 20 percent of PECO's residential power customers who had not selected a competitive energy services provider. PECO provides electric delivery service in southeastern Pennsylvania. Pursuant to requirements in the 1998 settlement of PECO's electric restructuring case, PECO issued a request for proposal for a third party to supply Competitive Default Service to 20% of its residential customers for a three-year term beginning January 1, 2001. Under the agreement with PECO, The New Power Company committed to provide power at a discount to PECO's current rates for residential customers who participate in this program. The agreement includes provisions for NPW to receive additional customers from PECO up to a maximum of 20 percent of all residential electricity customers then receiving distribution service from PECO. As of December 31, 2001, NPW was servicing approximately 192,000 customers under this agreement. Pursuant to the Merger Agreement with Centrica, on February 22, 2002 we provided notice to PECO of our intent to terminate the PECO Competitive Default Service contract and to return the customers served under that agreement. See Note 16 -- "Subsequent Events."

DURING THE YEAR ENDED DECEMBER 31, 2000

         In December 2000, NPW acquired the residential and small commercial retail energy business of Energy USA ("EUSA"), which was an operating unit of NiSource Inc. ("NiSource"). The acquisition was accounted for as a purchase. The purchase price consisted of one dollar and NPW's assumption of contracts to provide services to the customers which had a negative value of $9.5 million as of the acquisition date. Also, in connection with the acquisition, NPW acquired natural gas inventory for $4.7 million and financial contract settlements valued at $8.5 million. The loss position of the contracts acquired by NPW was estimated based on factors including the remaining term of the committed contracts, the contracted sales price to the customers, projected customer demand patterns and the then current costs to acquire and deliver the commodity to the customers in the contracted future periods. The results of operations of the EUSA portfolio are included in NPW's operating results since December 2000.

         In July 2000, NPW acquired the residential and small commercial retail energy business of the Columbia Energy Mass Markets Business Segment ("Columbia"), a retail provider of power and natural gas to residential and small commercial customers in the United States. The acquisition was accounted for as a purchase. Total purchase consideration included $11.7 million in cash and 602,200 shares of common stock of NPW with an estimated value of $6.4 million. Also, in connection with the acquisition, NPW purchased natural gas inventory and customer accounts receivable for approximately $32.8 million. The customers acquired from Columbia included committed contracts to provide future services to customers that had a negative value of a $4.5 million as of the acquisition date. This loss was considered in the purchase price. The loss was estimated based on factors including the remaining term of the committed contracts, the contracted sales price to the customers, projected customer demand patterns and the then current costs to acquire and deliver the commodity to the customers in the contracted future periods. Up to an additional $3.9 million of cash consideration could be earned by Columbia if specified levels of customer retention were maintained over the one-year period from the closing of the acquisition. During the fourth quarter of 2001, NPW determined that Columbia had met the requirements to earn the contingent consideration. Accordingly, NPW recorded a $3.9 million accrual and a similar increase in the value of intangible assets acquired from Columbia. See Note 16 -- "Subsequent Events." The results of operations of the Columbia portfolio are included in NPW's operating results since the July 31, 2000 acquisition date. During the third quarter of 2001 NPW management, based on internal reviews of more complete information and discussions with valuation professionals, determined that the preliminary allocation of the purchase price to the net assets acquired from Columbia should be reallocated. The reallocation resulted in NPW increasing the value allocated to the customer list and decreasing the value allocated to the non-competition agreement and the use of brands and trademarks proportionately. The reallocation did not change the total value allocated to the assets acquired.

         The following unaudited pro forma condensed financial information for the years ended December 31, 2000 and 1999 is presented to show the results of NPW as if the acquisitions of Columbia and EUSA occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to intangibles, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates.

                                                               YEAR ENDED       YEAR ENDED
                                                              DECEMBER 31,     DECEMBER 31,
                                                                  2000             1999
                                                                 (UNAUDITED, IN $000'S)
                  Revenues                                        $ 187,815      $ 127,657
                  Net Loss                                        $(179,320)     $ (81,014)
                  Basic and Diluted Loss Per Share                $   (5.77)     $ (100.99)

NOTE 4--FIXED ASSETS

         Fixed assets consist of the following as of December 31, 2001 and 2000 (in $000's):

                                                                  2001              2000
                                                                  ----              ----
                  Computer software and licenses                  $   10,300        $   10,409
                  Computer hardware                                    1,418               339
                  Office furniture and fixtures                        2,098               889
                  Leasehold improvements                               3,168             1,198
                                                                  ----------------------------
                                                                      16,984            12,835
                  Less:  Accumulated depreciation                     (6,173)           (1,461)
                                                                  ----------------------------

                                                                  $   10,811        $   11,374
                                                                  ==========        ==========

         In the fourth quarter of 2001, the Company recorded an impairment reserve of approximately $32.7 million to reflect the portion of previously capitalized computer software costs that may not be realizable from future operations. This change is reflected in non-recurring operating expenses in the accompanying consolidated statement of income. The Company had deferred these costs earlier in 2001 based upon projections of future cash flow and earnings of the Company at that time. These earnings and cash flow projections may no longer be achievable because of the terminated merger agreement with Centrica and lower than expected customer counts in certain markets.

NOTE 5--OTHER ASSETS

         Other long term assets consist of the following as of December 31, 2001 and 2000 (in $000's):

                                                         2001              2000
                                                         ----              ----
                 Prepayments                          $          -       $    8,784
                 Employee notes receivable                   2,239            3,977
                                                      -----------------------------

                                                      $      2,239       $   12,761
                                                      ============       ==========

INTERACTIVE MARKETING AGREEMENT

         In November 1999, NPW entered into an Interactive Marketing Agreement with America Online -Registered Trademark- (AOL) under which AOL agreed to promote NPW on the America Online -Registered Trademark- service, CompuServe -Registered Trademark- service and Digital City -Registered Trademark- service for a period of six years. During June 2001, we reached an agreement with AOL to revise the terms of the original agreement. Under the revised terms, the agreement will expire on June 30, 2004.

         Under the terms of the original agreement with AOL, NPW agreed to pay AOL $49 million over the six-year period on a semi-annual basis for the promotions and for inclusion in the AOL Rewards -Registered Trademark- program. NPW also agreed to issue 258,060 shares of its common stock to AOL for every 100,000 customers that subscribed to NPW's service through AOL, up to 1 million customers. In addition, the agreement required NPW to pay AOL $25 per customer for every customer over 1 million that signed up for NPW's services through AOL. NPW recorded all payments under the agreement to other assets and expenses them, on a straight-line basis, over the period access is provided to AOL's online system. Access to AOL's online system commenced in September 2000.

         Through June 2001, NPW made cumulative payments totaling $18.7 million under the agreement and AOL had not achieved sufficient customer acquisition levels to earn NPW stock or additional cash compensation. Approximately $14.5 million of such costs remained unamortized at June 30, 2001. During June 2001, NPW reached an agreement with AOL to revise the terms of the original agreement. As part of the revised agreement, NPW continued to receive a reduced number of promotions on AOL sites over a three-year period through June 2004 and NPW's participation in the rewards program was reduced. In addition, NPW agreed to purchase advertising through Time Warner Cable and other AOL Time Warner (AOLTW) offline assets at mutually agreed rates. Also, AOL waived its rights to acquire NPW common stock, or additional cash payments, based on customer acquisition levels, and NPW waived AOL's exclusivity obligations. NPW accounted for the revisions to the AOL agreement prospectively and continued to amortize amounts paid to AOL to date on a straight-line basis over the remaining three years of the revised agreement. The value of the promotions and advertising time from AOL and Time Warner supported realization of the deferred costs at that time.

         Throughout the second half of 2001, NPW management evaluated the continuing value of the deferred costs capitalized related to payments made to AOL pursuant to the Interactive Marketing Agreement, as amended. In November 2001, in light of changes in the Company's marketing focus and a continuing lack of marketing leads generated from the AOL relationship, NPW management determined that all deferred costs related to AOL should be expensed immediately as the likelihood of the relationship creating benefits in future periods appeared remote. As a result, a charge of $12.9 million was recorded in the fourth quarter of 2001 to write off the unamortized balance of AOL prepayments. This charge is included in non-recurring operating expenses in the accompanying statements of income.

EMPLOYEE LOANS

         Notes receivable from employees relates to housing assistance loans provided to certain members of management pursuant to relocation needs.

NOTE 6--INTANGIBLE ASSETS

         Intangible assets consist of the following as of December 31, 2001 and 2000 (in $000's):

                                                                   2001           2000
                                                                   ----           ----
                   Customer lists                                  $  45,448      $  31,294
                   Non-competition agreement                           2,528          1,528
                   Brands and trademarks                               1,528          1,528
                                                                   ------------------------
                                                                      49,504         34,350
                   Less: Accumulated amortization                    (10,678)        (2,355)
                                                                   ------------------------
                                                                   $  38,826      $  31,995
                                                                   =========      =========

         In the fourth quarter of 2001, the Company recorded an impairment reserve of approximately $18 million to reflect the value of customer lists at the lower of cost or estimated net realizable values. See Note 14 - "Commitments and Contingencies." Lower than previously estimated customer counts in certain markets will result in future cash flows that will not be sufficient to support realization of the value of these deferred costs prior to this impairment reserve. The decline in future net cash flows is due to the termination of the Centrica merger, the Company's deteriorating financial position and liquidity and other factors. The net realizable value of customer lists is based upon estimates of value from transactions involving the purchase and sale of similar customer bases and businesses.

NOTE 7--ACCRUED LIABILITIES

         Accrued liabilities consist of the following as of December 31, 2001 and 2000 (in $000's):

                                                                            2001        2000
                                                                            ----        ----
                   Sales and Other Taxes                                    $  7,163    $   1,313
                   Compensation                                                2,626        6,360
                   Acquired Contract Losses                                    1,674       10,972

                   Financial Contract Settlements                                  -        8,467
                                                                            ---------------------

                                                                            $ 11,463    $  27,112
                                                                            ========    =========

NOTE 8--DEFERRED COMPENSATION

MAKE-WHOLE PAYMENTS

         During 2000 NPW made provisions for certain executives to be compensated to make them whole for equity interests in their former employer that they forfeited to join NPW. Awards totaling $19.3 million were granted pursuant to make-whole provisions during the year ended December 31, 2000. The awards vest over varying periods ranging from immediate through June 2003. NPW will accrue all amounts granted as compensation expense and deferred compensation payable ratably over the applicable vesting period. Additionally, estimated earnings for the non-funded portion of amounts vested by employees will be accrued as compensation expense and deferred compensation payable. During the years ended December 31, 2001 and 2000, charges totaling $6.2 million and $10.4 million, respectively, were recorded to operating expenses and deferred compensation payable related to arrangements under the make-whole provisions. During the years ended December 31, 2001 and 2000, payments of $2.8 million and $1 million, respectively, were made to fund amounts due under the make-whole provisions. Also, during December 2001, one of NPW's executives agreed to return to the Company approximately $1.5 million of payments previously made by NPW to fund premiums of an executive life insurance policy. The original payments were in partial settlement of NPW's make whole commitment, thus the agreement by the executive to return the cash increases NPW's deferred compensation payable. The $1.5 million is reflected as a component of prepaid assets and deferred compensation payable in the accompanying balance sheet as of December 31, 2001. The executive returned the $1.5 million in cash to NPW in January 2002.

RESTRICTED STOCK GRANTS

         In connection with the initial public offering of NPW stock in October 2000, NPW granted 238,097 shares of restricted stock valued at $5 million to two executives. The employees vest in the shares over varying periods through December 2003. On the date of the grant, NPW recorded the entire $5 million value to additional-paid in capital with a corresponding amount recorded to the deferred compensation component of stockholders' equity. As the executives vest in the shares over their respective service periods NPW will record compensation expense and relieve the deferred compensation component of stockholders' equity. During the years ended December 31, 2001 and 2000 compensation expense totaling $2.2 million and $2.1 million, respectively, was recorded pursuant to vesting of the restricted stock grants. During the years ended December 31, 2001 and 2000, respectively, 107,143 and 11,905 shares of restricted stock were issued to the executives under the grants.

         In June 2001, NPW granted 15,200 restricted shares to employees. The value of the shares at the date of grant, approximately $0.15 million, was recorded as a component of deferred compensation expense and additional paid in capital. The shares vested over a six-month period and were issued in November 2001. A total of 5,587 of the shares issued were held back by the Company to reduce the tax liability for the employees who received the shares. These 5,587 shares are held in treasury by NPW at December 31, 2001.

NOTE 9--OWNERS' AND STOCKHOLDERS' EQUITY

         As of December 31, 2001 NPW had authorized (a) 500,000,000 shares of voting Common Stock, $.01 par value, of which 62,776,917 were issued and 62,771,330 were outstanding, (b) 100,000,000 shares of non-voting common stock, of which none were issued and outstanding and (c) 50,000,000 shares of Preferred Stock, $.01 par value, of which none were issued or outstanding.

         In connection with the IPO, in October 2000, 2,703,400 shares of non-voting common stock were automatically converted to voting common stock.

         NPW also issued Class A and Class B warrants to purchase the common stock of NPW in connection with the Capitalization and the second private placement. The Class A warrants allowed the purchase of 69,070,800 shares of non-voting common stock of NPW at an exercise price of $0.05 per share, exercisable over a five-year period beginning December 31, 2000. During 2001, 4,651,600 Class A warrants were converted into 4,554,692 shares of NPW common stock. The Class B warrants were converted into 5,560,787 shares of common stock in connection with the initial public offering, in October 2000, as described in
Note 1. Also, in connection with the IPO, terms of the Class A warrants to purchase shares of non-voting common stock of NPW automatically revised to allow the purchase of voting common stock of NPW.

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

NOTE 10--RELATED PARTY TRANSACTIONS

ENRON BANKRUPTCY

         As discussed in Note 14 -- "Commitments and Contingencies," Enron filed for bankruptcy effective December 2, 2001. As described in Note 16 -- "Subsequent Events", on February 22, 2002, NPW executed a Settlement Agreement and a Master Termination Agreement with Enron regarding each of the agreements discussed below.

MASTER SERVICES AGREEMENT

         In connection with the Capitalization, NPW entered into a Master Services Agreement ("MSA") with Enron and EES pursuant to which Enron and EES agreed to provide NPW with certain administrative and risk management services over various time periods. Enron also agreed to provide certain basic services of its Government Affairs department at no charge until January 6, 2003 to handle various government regulatory and legislative issues and activities. Enron's Government Affairs department also agreed to handle specific requests not included among the basic services provided under NPW's standard service agreement for such fees as mutually agreed. Enron and EES also agreed to provide NPW with general corporate services such as facility maintenance and human resources support at no charge through October 6, 2000. Finally, Enron and EES contributed the services of certain of their employees until July 6, 2000 who worked on a full-time basis to handle general administrative services, on NPW's behalf. NPW has reimbursed Enron and EES for their costs associated with these employees. As part of the Capitalization, Enron agreed to continue to service, on NPW's behalf, the natural gas and power customers to be transferred to NPW when NPW receives necessary regulatory permits. Prior to that time, the economic benefits and burdens of these contracts were transferred to NPW. During the third quarter of 2001 NPW began servicing the gas customers contributed by EES. In May 2001, NPW exercised its option not to accept the California power customers contributed by EES. Accordingly, the results of these customers are reflected in the records of NPW only through April 2001.

COMMODITY SUPPLY AGREEMENTS

         NPW entered into a Master Energy Purchase and Sale Agreement (the "Power Agreement") effective as of January 6, 2000 with Enron Energy Services, Inc. ("EESI"), a subsidiary of EES, which provided NPW the ability to purchase up to an aggregate of 2,000,000 kWs of electric power per hour from EESI on either an interruptible or firm basis. NPW also entered into a Master Purchase and Sales Agreement (the "Gas Agreement") effective as of January 6, 2000 with EESI which provided NPW the ability to purchase up to an aggregate of 800,000 MMBtus of natural gas per day from EESI on either an interruptible or firm basis. Neither the Power Agreement nor the Gas Agreement obligated NPW to purchase commodities from EESI.

MASTER NETTING AGREEMENT

         In connection with commodity related purchases from Enron and one or more of its subsidiaries, NPW has provided the Enron parties cash collateral under the terms of a credit agreement with the Enron parties (the "Master Netting Agreement"). The cash collateral was required to cover any mark-to-market deficit between the contracted purchase price of the underlying commodity and the then current market price of the commodity. Under general terms of the agreement, portions of the cash collateral would revert to NPW upon either: 1) successful delivery of the commodity by Enron to the customers of NPW, at which time NPW would be invoiced by Enron for the contracted price of the commodity and NPW would generate revenue by billing its customers; or 2) changes in the market price of the commodity that reduced the deficit between the contracted price and the then current market price of the underlying commodity. Pursuant to an amendment to the Master Netting Agreement effective October 18, 2001, NPW was permitted, through January 4, 2002, to substitute accounts receivable and natural gas inventory in lieu of cash collateral at discounts and up to specified limits. In order to secure the Enron parties' interest in that non-cash collateral, NPW granted the Enron parties a security interest in all its accounts receivable, inventory and the cash proceeds derived therefrom.

         The underlying trading transactions were terminated in connection with Enron's bankruptcy declared on December 2, 2001. At the time of the bankruptcy, Enron held approximately $70 million of cash collateral previously posted by NPW. This $70 million represented the aggregate amount by which NPW's contracted prices for forward commodity purchases with Enron exceeded the fair market value of the underlying commodity, after adjusting for the non-cash collateral in which Enron had a security interest. The terms of NPW's agreements with Enron required that in the event of default, all outstanding forward contracts would be cash settled, for their mark-to-market value, as of the date of default. Accordingly, upon default, Enron was entitled to retain the cash posted by NPW as partial settlement of the total amount due Enron by NPW. See Note 16 - "Subsequent Events" with respect to the resolution of amounts owed Enron under the Settlement Agreement.

NON-COMPETITION AGREEMENT

         NPW entered into a non-competition agreement with Enron and EES pursuant to which Enron and EES agreed not to engage in certain activities related to the retail sale of natural gas or power to residential customers until January 6, 2005.

BUSINESS OPPORTUNITY AGREEMENT

         NPW entered into a business opportunity agreement with Enron pursuant to which NPW renounced any interest or expectancy NPW may have in any business opportunity that does not consist exclusively of the businesses permitted by its certificate of incorporation. Subject to the terms of NPW's non-competition agreement with Enron and EES, the business opportunity agreement also allowed Enron and its affiliates to engage in the same businesses that NPW engaged in, even if those business activities cause them to compete against NPW.

SOFTWARE AGREEMENT

         As part of the Capitalization, NPW entered into a software agreement with EES whereby EES assigned to NPW a joint and equal interest in and to specified risk management software and documentation, including source code and any intellectual property rights (other than trademark-related rights) in and to software and related documentation.

ALLOCATED COSTS

         As discussed in Note 1, the financial statements of NPW reflect certain allocated operating expenses from EES and Enron. Such allocations and charges are based on a percentage of total operating expenses for the services provided, based on factors such as headcount or the specific level of activity directly related to such costs. For the years ended December 31, 2001, 2000 and 1999, approximately $0, $2.9 million and $13.2 million, respectively, of general and administrative costs were allocated to NPW. These costs relate to general corporate support such as accounting and treasury and certain costs incurred under the MSA and Gas and Power agreements for which EES and Enron will not be reimbursed by NPW. These costs have been recorded as operating expenses by NPW and reflected in the statement of owners' and stockholders' equity as paid-in capital from EES.

PURCHASES

         NPW made purchases of natural gas from affiliates Enron and EES totaling $178.1 million and $62.8 million, during the years ended December 31, 2001 and 2000, respectively.

         NPW made purchases of power from affiliates Enron and EES totaling $185.4 million and $9.2 million, during the years ended December 31, 2001 and 2000, respectively.

         EES provided NPW with all of its natural gas and power supply for each period prior to 2000. The purchases were priced at an index price adjusted to reflect the point of delivery of the commodity.

NOTE 11--PRICE RISK MANAGEMENT ACTIVITIES

         Effective January 1, 2001, NPW adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires that each derivative instrument be recorded as an asset or liability measured at its fair value and that net changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met.

         The purpose of NPW's hedging strategy is to reduce the Company's risk profile associated with delivering energy to the consumer, as well as to achieve a more predictable cash flow, while reducing the Company's exposure to adverse price fluctuations of commodities. The hedging instruments used are swaps and forward contracts for physical commodity purchases.

         Subsequent to NPW's acquisition of customers from Columbia Energy Group, the Company began using swap instruments to hedge commodity price and basis exposure risk associated with its fixed price natural gas contracts. In these swap instruments, the Company pays the counterparties the amount by which the floating variable price (settlement price) is below the fixed swap price and receives the amount by which the settlement price exceeds the fixed swap price. In accordance with SFAS 133, NPW accounts for the financial swap transactions as cash flow hedges. In periods prior to the occurrence of the hedged transaction, the values of the hedges are recorded in the consolidated balance sheet as assets and liabilities from price risk management activities with the resulting net unrealized gains or losses deferred and reflected as a component of the equity account Other Comprehensive Income ("OCI"). In the periods the hedged purchases occur, the financial swaps are cash settled and deferred gains or losses pursuant to the hedges are removed from the balance sheet and included in the net cost of the commodity purchased. Because of the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. The financial instruments that are used in hedging transactions are assessed both at inception and at least quarterly thereafter to ensure that they are effective in offsetting changes in either the fair value or cash flows of the related underlying exposures.

         Adoption of SFAS No. 133 required a one-time adjustment to NPW's balance sheet of approximately $56 million, which was recorded as a net asset (from price risk management activities) and as an increase to the stockholders' equity account Accumulated Other Comprehensive Income. The following table presents the activity in the Accumulated Other Comprehensive Income account from December 31, 2000 through December 31, 2001, (in $000's):

                                                                 Cumulative
                                                                 Unrealized         Accumulated          Total Other
                                                                  Gains on          Derivative          Comprehensive
                                                                 Investments      Gains (Losses)        Income (Loss)
                                                                 ----------------------------------------------------
Other Comprehensive Income, December 31, 2000                       $  1,335         $         0           $    1,335
Cumulative effect of change in accounting for SFAS
     No. 133 on January 1, 2001                                            -              56,000               56,000
   Unrealized net losses on investments                               (1,269)                  -               (1,269)
   Unrealized net losses on value of cash flow hedges                      -             (84,977)             (84,977)
   Net derivative losses reclassified to earnings -
     Realized financial swaps                                              -              (5,774)              (5,774)
                                                                 ----------------------------------------------------

Other Comprehensive Income, December 31, 2001                       $     66         $   (34,751)          $  (34,685)
                                                                    ========         ===========           ==========

         As discussed further in Note 14 -- "Commitments and Contingencies", Other Comprehensive Income at December 31, 2001 also includes approximately $37.2 million of hedge losses related to cash flow hedges that were cash settled as part of the Enron bankruptcy in December 2001. In accordance with SFAS No. 133, because the hedged transactions to which these financial swaps relate are still probable of occurring, the value of these hedges as of the date of default will remain in OCI until the periods when the hedged transactions affect earnings. Approximately $30.9 million of derivative losses related to the Enron hedges will be reclassified to earnings during the next year as the hedged transactions occur. However, because these hedges are to fix commodity purchase costs at a set rate, NPW would expect to offset these swap losses with lowered commodity purchase costs and sales of the commodity to existing gas customers.

         As of December 31, 2001, NPW has financial swaps in place to hedge certain expected future cash flows through August 2003 with the vast majority of the forward swaps scheduled to settle in periods through the end of 2002. Based on current market prices, NPW anticipates that approximately $0.5 million of net derivative losses, currently reflected in accumulated OCI, will be reclassified to earnings during the next year, pursuant to settlements of financial swaps.

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

         NPW also commits to volumes of forward purchase contracts above forecasted customer demand volume. When the volumes pursuant to NPW's forward purchase contracts exceed the probable volumes NPW expects to deliver to its customers, the Company treats the excess positions as energy trading activities and periodic mark-to-market net gains or losses are reflected through current earnings. In addition, NPW enters into forward purchase contracts in markets in which it has no customers and also enters into speculative contracts for other energy products that are trading activities. All of NPW's energy trading activities are accounted for under SFAS No. 133. The values of the forward energy trading contracts are recorded as assets and liabilities from price risk management activities in the consolidated balance sheet and net changes in the values are reflected through the statement of income as a component of cost of sales. Net realized and unrealized gains from trading risk management activities totaled $9.2 million during the year ended December 31, 2001 and are recorded as a component of cost of sales.

         Subsequent to the Enron bankruptcy in December 2001, due to liquidity and credit restrictions, NPW has not replaced the contracts it had in place to hedge against potential adverse price movements in commodities that NPW has contracted to deliver to its customers. As a result, NPW's cash flows and margins since that time have fluctuated and will continue to fluctuate directly with market price changes in the commodities NPW is required to purchase and deliver to its customers. Increases in market prices for natural gas and electricity will have a negative impact on the expected cash flows and margins of NPW, while decreases in such commodity prices will have a positive impact on the expected cash flows and margins of NPW. Significant increases in commodity prices would have a material adverse effect on NPW's liquidity and could negatively impact NPW's ability to continue as a going concern.

NOTE 12--INCENTIVE PLANS

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

                                                        2001                2000              1999
                                                        ----                ----              ----
                                                               (in $000's, except per share data)
                  Net Loss
                    As reported                         $  (377,877)        $  (169,834)      $  (25,027)
                    Pro forma                           $  (387,874)        $  (212,734)      $  (25,027)

                  Net Loss per Common Share
                    As reported                         $     (6.38)        $     (5.53)      $  (125.14)
                    Pro forma                           $     (6.55)        $     (6.92)      $  (125.14)

                  Net Loss per Common Share -
                  Assuming Dilution
                    As reported                         $     (6.38)        $     (5.53)      $  (125.14)
                    Pro forma                           $     (6.55)        $     (6.92)      $  (125.14)

         The effect on 2001, 2000 and 1999 pro forma net earnings, earnings per common share and earnings per common share - assuming dilution of expensing the estimated fair value of stock options is not necessarily representative of the effect on reported earnings for future years due to the vesting period of stock options and the potential for issuance of stock options in future years.

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

         For purposes of the pro forma disclosure above the fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000:

                                                      2001         2000       1999
                                                      ----         ----       ----
                 Risk-Free Interest Rate               4.99%        5.11%     N/A
                 Price Volatility                    124.21%       30.75%     N/A
                 Dividend Yield                           0%           0%     N/A
                 Expected Term in Years                8.33         9.14      N/A

         Price volatility for 2001 was calculated based on NPW's daily historical stock prices as of the close of trading for a one-year period ending December 31, 2001. The volatility calculation for 2000 was based on a peer group of nine publicly traded companies using volatility for a one, three, five and seven-year period. Price volatility was calculated using different sources of volatility data for 2001 and 2000 due to the limited amount of historical market price data available for NPW in 2000.

         A summary of the status of the Plan as of December 31, 2001 and changes during the two years then ended is presented below:

                                                                                         Weighted
                                                                                         Average
                                                                                         Exercise
                                                                        Options           Price
                                                                   ----------------------------------
                  Outstanding at December 31, 1999                                 -               -
                    Granted                                               12,042,000     $     17.30
                    Forfeited                                                (27,600)    $     21.00
                                                                          ----------

                  Outstanding at December 31, 2000                        12,014,400     $     17.29
                    Granted                                                6,477,600     $      4.85
                    Exercised                                                (45,000)    $      3.88
                    Forfeited                                             (1,476,250)    $     19.17
                                                                          ----------

                  Outstanding at December 31, 2001                        16,970,750     $     12.41
                                                                          ==========

         The following table summarizes information about stock options outstanding at December 31, 2001:

                                                          Weighted          Weighted                        Weighted
                                                           Average          Average                         Average
              Range of Exercise          Options          Remaining         Exercise         Options        Exercise
                   Prices              Outstanding      Life in Years        Price         Exercisable       Price
          ----------------------------------------------------------------------------------------------------------
          $ 0.74 - $3.15                 3,420,000           9.83          $  1.17              14,000     $  1.17
          $ 3.88 - $8.75                 3,161,100           7.55          $  5.68             946,604     $  4.63
          $8.79 - $9.36                    833,350           8.57          $  9.13             203,444     $  9.21
          $9.38 - $9.69                  1,588,000           7.41          $  9.66             658,671     $  9.66
          $10.00 - $17.13                  333,250           7.96          $ 14.96             107,334     $ 14.95
          $21.00 - $25.20                7,635,050           8.16          $ 21.05           2,746,630     $ 21.00
                                        ----------                                           ---------
                                        16,970,750                                           4,676,683
                                        ==========                                           =========

         The following table summarizes the activity of all restricted stock grants for the two years ended December 31, 2001:

                                                                 Shares
                                                                 ------
                 Outstanding at December 31, 1999                   -
                   Granted                                        238,097
                   Issued                                         (11,905)
                                                                 --------

                 Outstanding at December 31, 2000                 226,192
                   Granted                                         16,700
                   Issued                                        (122,344)
                   Cancelled                                       (1,500)
                                                                 --------

                 Outstanding at December 31, 2001                 119,048
                                                                  =======

         At December 31, 2001, a total of 1,150,353 shares were available for grant under the NPW 2000 Stock Plan. These shares remain available for the granting of non-qualified stock options and restricted stock as of December 31, 2001. The compensation cost that has been charged to earnings for the Plan was $2.4 million and $2.1 million for the years ended December 31, 2001 and 2000 respectively.

NOTE 13--FEDERAL INCOME TAXES

         NPW incurred losses for tax purposes from inception, November 1999, through the Capitalization, January 2000, that were reported and included in the consolidated Enron group. The tax losses incurred prior to the Capitalization do not carry over to NPW. No provision for income taxes has been recorded to reflect any benefits received resulting from the utilization of the prior losses. As a result, only losses incurred from the Capitalization are available to NPW as a net operating loss carryforward to reduce taxes payable on future income. The Company's tax provision has been prepared in accordance with Statements of Financial Accounting Standards (SFAS) No. 109 - "Accounting for Income Taxes".

DEFERRED INCOME TAXES

         The principal components of NPW's deferred income tax asset at December 31, 2001 and 2000, respectively, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. The principal components of NPW's net deferred income taxes at December 31, 2001 and 2000 are as follows (in $000's):

                                                                               2001              2000
                                                                               ----              ----
                Deferred tax liabilities:
                  Amortization                                           $              -     $       (412)
                  Depreciation                                                          -              (11)
                Deferred tax assets:

                  Tax loss carryforward -- federal                                100,530           54,277
                  Tax loss carryforward -- state                                   25,711            7,951
                  Deferred compensation                                             5,632            2,816
                  Restricted stock grants                                               -              623
                  Allowance for bad debts                                           4,310              425
                  Commodity hedges                                                 32,339                -
                  Capitalized software                                             24,010                -
                  Amortization                                                        713                -
                  Depreciation                                                        280                -
                  Other                                                             3,170                2
                                                                         ----------------     ------------
                                                                                  196,695           65,671
                Deferred Tax Asset Valuation Allowance                           (196,695)         (65,671)
                                                                         ----------------     ------------

                Net Deferred Tax Asset                                   $              -     $          -
                                                                         ================     ============

         Differences between NPW's effective income tax rate and the statutory federal rate for the years ended December 31, 2001 and 2000 are as follows (in $000's):

                                                                                          2001             2000
                                                                                          ----             ----
                Provision (benefit) at the statutory federal rate                     $  (111,297)      $ (57,744)
                Permanent differences                                                      (1,241)             24
                State income taxes (benefit), net of federal income taxes                 (18,486)         (7,951)
                Increase in valuation allowance                                           131,024          65,671
                                                                                      -----------       ---------
                Total Tax Provision                                                   $         -       $       -
                                                                                      ===========       =========

         As of December 31, 2001, NPW had a federal net operating loss carryforward for income tax purposes of approximately $322.7 million that may be available to offset future taxable income. The federal net operating loss carryforward will begin to expire in 2021. NPW has recorded a valuation allowance against all deferred tax assets due to the uncertainty of future taxable income.

NOTE 14-COMMITMENTS AND CONTINGENCIES

NON-RECURRING CHARGES

         The following summarizes the $165.1 million in restructuring charges that NPW recognized as non-recurring operating expenses during the year ended December 31, 2001:

                                                                                          2001
                                                                                          ----
                 Enron's default under the Master Netting Agreement                       $   90,069
                 Deferred software                                                            32,714
                 Customer lists impairment                                                    17,820
                 America On Line contract impairment                                          12,880
                 Leasehold improvements and commitments                                        5,800

                 Exit of non-commodity business                                                3,114
                 Severance and other employee costs                                            2,691
                                                                                          ----------

                 Total Non-Recurring Operating Expenses                                   $  165,088
                                                                                          ==========

         As discussed in detail below under "Enron Bankruptcy," NPW incurred $90.1 million in expenses related to Enron's default on forward physical power hedge contracts, including ancillary costs regarding the default.

         The termination of NPW's proposed merger with Centrica (see
Note 16 -- "Subsequent Events") combined with ongoing liquidity and credit issues arising from the Enron bankruptcy caused NPW to review the net realizable value of its long term assets held as of December 31, 2001. Pursuant to this review, NPW estimated that its deferred software assets should be written down by approximately $32.7 million and that its intangible asset customer lists should be written down by approximately $17.8 million at December 31, 2001. The Company based its asset valuations primarily on current market conditions and internally generated data, discounted to account for NPW's current liquidity status. See Note 4 - "Fixed Assets" and
Note 6 - "Intangible Assets."

         The Company recorded a $12.9 million charge related to its contract with America Online, which represents to the unamortized balance of amounts previously paid to AOL as discussed in Note 5 - "Other Assets".

         In November 2001, in an effort to manage cash flow, NPW made the decision to scale back its operations. To this end, the Company reduced its work force by 20% and took steps to exit its non-commodity business line. The work force reduction resulted in a charge $2.7 million for severance and other employee costs. The Company recorded a $5.8 million charge for leasehold improvements and commitments related to previously capitalized leasehold improvements plus the present value of future lease commitments in excess of amounts expected to be subleased related to additional leased space in the Company's Purchase, New York offices. NPW expanded its office space during 2001, but due to the downsizing of staff in November 2001, the additional space is uninhabited and NPW does not expect to grow into the space based on its current plans. NPW's decision to exit the non-commodity business required the Company to expense $3.1 million related to inventory and investments in joint ventures and associations that were to support NPW's attempt to create a significant non-commodity business line.

ENRON BANKRUPTCY

         During the year ended December 31, 2001, NPW purchased the majority of its commodity needs from Enron. Also, the Company entered into numerous forward contracts with Enron to hedge the cost of commodity that would be delivered to NPW's customers at some point in the future, as well as some open positions that were not hedges of future commodity purchase obligations. Enron's filing for bankruptcy on December 2, 2001 constituted an event of default under the commodity agreements.

         Pursuant to the agreements with Enron, in the event of default, all outstanding contracts could be terminated as of the settlement date determined by the non-defaulting party. NPW, as the non-defaulting party, selected December 3, 2001 as the settlement date for all outstanding contracts with Enron. These contracts consisted of forward purchases and sales of physical power and gas as well as forward financial swaps (see Note 11 - "Price Risk Management Activities"). The settlement amount is computed as the difference between commodity market prices on the settlement date and the commodity prices specified in the forward contracts multiplied by the quantities specified in the contracts. Additionally, the settlement amount included any outstanding amounts NPW had payable to or receivable from Enron and its affiliates related to transactions completed between NPW and Enron prior to December 3, 2001 that had yet to be paid at that date, as well as other costs and offsets recognized under the default and termination provisions of the contracts. The total settlement amount was calculated to be approximately $102 million. Upon determining the Company's estimate of the settlement amount due Enron, NPW reclassified all amounts related to contracts with Enron from the assets and liabilities from price risk management accounts into the due to affiliated entities account in the accompanying balance sheet. Approximately $70 million of cash collateral that NPW had provided to Enron to cover the mark-to-market shortfall in value on its portfolio was used to reduce the total liability of $102 million to Enron during December 2001. The remaining balance of approximately $32 million is reflected in the accompanying balance sheet at December 31, 2001 as due to affiliated entities. See Note 16 - "Subsequent Events" for a discussion of the final settlement with Enron.

         Since January 1, 2001, NPW has accounted for all its forward commodity contracts with Enron in accordance with SFAS No. 133. NPW's forward contracts with Enron met the criteria of derivative financial instruments as defined under SFAS No. 133. NPW accounted for the forward financial swap contracts as cash flow hedges. In periods prior to the occurrence of the hedged transaction, the value of the hedges was recorded in the consolidated balance sheet as a component of assets and liabilities from price risk management activities with the resulting net unrealized gains or losses deferred and reflected as a component of the equity account other comprehensive income. In the periods the hedged purchases occurred, the financial swaps were cash settled and deferred gains or losses pursuant to the hedges were removed from the balance sheet and included in the cost of the commodity purchased.

         NPW's forward contracts with Enron for the physical purchase of commodities were generally entered into for delivery to NPW's residential and small commercial customers in future periods. To the extent the forward contracts related to forecasted customer demand, at the inception of the contracts, NPW accounted for these contracts as normal purchases and sales in accordance with SFAS 133. As such, these contracts were not reflected in NPW's financial statements until the month of actual purchase of the commodity at which time the cash paid or received was recorded as a component of the cost of the commodity purchased.

         All forward commodity contracts that NPW entered into with Enron that were not hedges of future customer demand were recorded in the consolidated balance sheet as assets and liabilities from price risk management activities with the resulting net changes in value reflected in current cost of sales within the income statement. Upon default by Enron, the mark-to-market value of all of these risk management assets and liabilities was reclassified into the due to affiliates account in the accompanying balance sheet as of December 31, 2001.

         As of December 3, 2001, the mark-to-market value of all forward physical commodity hedge contracts NPW had outstanding with Enron totaled negative $90 million. The forward physical hedge contracts had historically qualified for the normal purchases and sales exception under SFAS No. 133. Accordingly, these derivative contracts were afforded accrual accounting and were only recorded to the financial statements in the periods in which the actual commodity was flowed to NPW's customers. Under SFAS No. 133, Enron's default eliminates NPW's ability to apply the normal purchases and sales exception to the unexecuted portion of the physical commodity hedge contracts with Enron. As a result, in December 2001, NPW recognized a $90 million net non-recurring charge to operating expenses to reflect the mark-to-market value of the forward physical commodity contracts on which Enron defaulted. Pursuant to the contract terms this amount was included in the net settlement paid to Enron to close out all of NPW's position with Enron.

         Enron's default on the gas forward financial rate swaps eliminated NPW's ability to continue to account for the swaps as hedges. As of December 3, 2001, the net amount of $37.2 million recorded in liabilities from price risk management activities was reclassified to due to affiliated entities and included in the net amount settled with Enron. In accordance with SFAS No. 133, NPW ceased hedge accounting as of the date of default. However, since the hedged transactions to which these financial swaps relate are still expected to occur, the value of these hedges, as of the date of default, will remain in other comprehensive income within the balance sheet and will be amortized through cost of sales during the periods when the hedged transactions occur.

OUTSOURCING AGREEMENT

         NPW entered into a services agreement with International Business Machines Corporation ("IBM"), pursuant to which IBM provides NPW with certain systems integration services and other services relating to customer acquisition, customer care and revenue management over a ten-year term. The IBM agreement gives NPW termination rights in a number of circumstances, including termination for performance failures (that have not been cured after notice), or for convenience, which could require NPW to pay IBM a termination fee of up to $50 million. The agreement provides for a combination of fixed and variable fees. NPW has spent approximately $68 million on one-time systems integration services. For IBM services relating to customer acquisition, customer care and revenue management, fees are a combination of fixed and variable as NPW's customer base grows. Effective June 1, 2000, NPW began paying IBM a fixed fee of $1 million per month for the term of the agreement until the total monthly fees reach specified thresholds, plus a variable fee based on number and type of customer. The variable fee includes separate components for each customer that vary based on whether the customer is served online or by mail, a separate fee for each market entered and a per minute customer service charge.

         During the year ended December 31, 2000, NPW capitalized $10 million pertaining to software license fees paid to IBM for the use of software relating to customer acquisition, customer care, and revenue management. In the second and third quarters of the year ended December 31, 2001, NPW capitalized approximately $26.4 million of software development costs paid to IBM under the agreement. The license fees are being amortized over the shorter of the license periods or the estimated useful lives on a straight-line basis. The deferred software costs are being amortized over three years. As indicated in Note 1 - "Organization and Formation," the Company's projections for positive cash flow and earnings were reduced due to the Enron bankruptcy, the terminated merger with Centrica and the Company's liquidity and credit issues. The Company was no longer able to support realization of the full value of the deferred software costs through future operations and wrote off approximately $32.7 million of such costs in the fourth quarter of 2001. The agreement generally provides that IBM will be the exclusive provider of NPW's revenue management and customer care services, but allows NPW to procure third party services under certain circumstances, including IBM achieving $1.5 billion in aggregate gross revenue under the agreement. At this time, IBM provides such services with respect to NPW's power markets, including Texas, and NPW uses other third party suppliers, including Sitel Corporation, for our gas markets. See Item 1 of this Form 10-K "Material Contracts--Columbia Energy Group" for a description of our agreement with Sitel.

COMMODITY PURCHASE COMMITMENTS

         As of December 31, 2001, NPW, under certain fixed rate contracts, had commitments for net purchases of 2,219,191 megawatt hours of electricity and installed capacity credits at prices ranging from $14.90 - $110.00 per megawatt hour through December, 2003.

         As of December 31, 2001, NPW under certain fixed rate contracts, had commitments for net purchases of 3,647,320 dth of natural gas and basis at prices ranging from $0.01 - $6.08 per dth through June, 2003.

LEASES

         NPW leases office space under operating leases. Rental expenses under operating leases were $1.6 million and $1.1 million in 2001 and 2000. The Company did not incur rental expenses under operating leases in 1999. Future minimum operating lease payments under these leases as of December 31, 2001 are shown below (in $000's):

                    YEARS ENDING DECEMBER 31,                      AMOUNT
                    -------------------------                      ------
                    2002                                          $  2,246
                    2003                                             2,431
                    2004                                             2,511
                    2005                                             2,482
                    2006                                             2,482
                    2007 and thereafter                             26,753
                                                                  --------
                                                                  $ 38,905
                                                                  ========

         Approximately $2.5 million of these future commitments have been expensed as of December 31, 2001 in connection with the non-recurring charges discussed in Note 14 - "Commitments and Contingencies."

LITIGATION

         As of December 31, 2001, NPW was engaged in routine disputes and litigation arising in the ordinary course of business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse effect on the financial position or results of NPW. See Note 16 - "Subsequent Events" regarding litigation that has been filed, or threatened to be filed, subsequent to December 31, 2002.

NOTE 15--QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following data summarizes certain operating results for each of the quarters of 2001 and 2000 (in $000's):

                                                                  2001 Quarters Ended
                                          March 31            June 30            Sept. 30            Dec. 31
                                          --------            -------            --------            -------
Net Revenues                              $126,016           $ 64,617           $  54,742         $  124,553
Cost of Sales                             $117,376           $ 58,644           $  81,675         $  117,751
Net Loss                                  $(50,219)          $(55,626)          $ (67,078)        $ (204,954)
Basic and Diluted Loss Per Common
Share                                     $  (0.86)          $  (0.96)          $   (1.15)        $    (3.29)

                                                                  2000 Quarters Ended
                                          March 31            June 30            Sept. 30            Dec. 31
                                          --------            -------            --------            -------
Net Revenues                              $  2,126           $  2,631           $  14,597         $   64,727
Cost of Sales                             $  1,784           $  2,248           $  13,289         $   62,499
Net Loss                                  $ (7,415)          $(35,007)          $ (69,916)        $  (57,496)
Basic and Diluted Loss Per Common
Share                                     $  (0.34)          $  (1.57)          $   (2.96)        $    (1.02)

         The summation of each quarter's earnings per share during 2001 does not equal earnings per share calculated for the full year ended December 31, 2001 due to the significance of the losses incurred during the fourth quarter of 2001 related to the Enron settlement and restructuring charges. The summation of each quarter's earnings per share during 2000 does not equal earnings per share calculated for the full year ended December 31, 2000 due to the significance and timing of the IPO completed at the beginning of the fourth quarter of 2000.

NOTE 16--SUBSEQUENT EVENTS

MERGER AGREEMENT

         NPW entered into an Agreement and Plan of Merger (the "Merger Agreement") dated as of February 22, 2002 with Centrica plc ("Centrica") pursuant to which an indirect wholly owned subsidiary of Centrica, Windsor Acquisition Corporation ("Windsor"), commenced a tender offer on March 1, 2002 to purchase all the outstanding shares of NPW's common stock for $1.05 per share in cash, subject to a possible one-time adjustment in connection with movements in commodity prices. The purchase of shares in the tender offer was conditioned upon, among other things, clearance under applicable antitrust laws, approvals by the Federal Energy Regulatory Commission and certain other regulatory agencies and approval of the bankruptcy court overseeing Enron Corp.'s Chapter 11 bankruptcy proceedings of the settlement of certain liabilities between NPW and Enron, the termination of certain intercompany agreements and the issuance of an injunction restraining third parties from making claims against NPW in respect of certain Enron-related liabilities. The tender offer was to be followed by a merger, in which each share of NPW's common stock not purchased in the tender offer would be converted into the right to receive in cash the per share price paid in the tender offer. Upon the bankruptcy court's decision that it could not issue the injunctions concerning Enron-related liabilities, Centrica advised NPW that it would not waive that condition and accordingly, on March 28, 2002, Centrica and NPW terminated the Merger Agreement.

         Concurrently with the execution of the Merger Agreement, NPW also executed a Settlement Agreement and related promissory note (together the "Settlement Agreement") and a Master Termination Agreement (the "Master Termination Agreement") with Enron Corp. and certain of Enron's affiliates (together, the "Enron Entities"). Pursuant to these agreements, (i) all previous contractual arrangements between NPW and its subsidiaries and the Enron Entities will be terminated except for specifically identified obligations, (ii) each of the parties will be fully released by the other parties from any claims or actions arising under any contractual arrangements between the parties and (iii) NPW will pay the Enron Entities $28 million, plus interest from and after the first business day following the date of the entry of an order by the bankruptcy court overseeing Enron's bankruptcy proceedings, in complete settlement of any amounts due under certain commodities contracts between NPW and its subsidiaries and the Enron Entities.

         The Settlement Agreement settles all amounts payable under the various commodity purchase and swap transactions between NPW and its subsidiaries and Enron and certain Enron affiliates, including the Master Netting Agreement. The Master Termination Agreement terminates various agreements with Enron, including the Master Services Agreement, the Noncompetition Agreement, the Business Opportunity Agreement, and certain provisions of the Software Agreement. Upon payment of the $28 million principal plus interest under the Settlement Agreement, the General Security Agreement with Enron terminates and existing liens on assets of NPW will be released.

         Also concurrently with the execution of the Merger Agreement, NPW provided notice to PECO of the Company's intent to terminate its agreement with PECO and to return the PECO-CDS customers it had been serving. As a consequence of NPW's termination of the PECO contracts and the return of PECO customers to PECO thereunder, NPW may be required pursuant to the terms of such contracts to forfeit to PECO and its affiliates collateral of up to $12.5 million. As of December 31, 2001, NPW had posted cash collateral of approximately $10 million with PECO to cover non-performance by NPW, and had provided $2.5 million to fund a surety bond. The Company currently estimates that it may be required to take an additional charge of approximately $5 million to $10 million related to the liquidation of hedges associated with the PECO-CDS customers. The final potential charge or gain will depend on commodity market prices at the time the hedges are liquidated as compared to contracted purchase prices.

         In February 2002, NPW agreed to pay Columbia $3.5 million as additional cash consideration in settlement of all outstanding obligations under the purchase agreement.

LITIGATION

         NPW has received copies of complaints in eight purported class action lawsuits filed against it and other defendants, including its officers and directors, in the United States District Court for the Southern District of New York, styled as follows: PETER A. PFAU, JOSEPH HARRE, AND JAMES CASEY LIPPMEIR V. H. EUGENE LOCKHART, ET AL. FILED FEBRUARY 27, 2002; IRVIN SOLOMON
V. H. EUGENE LOCKHART ET. AL., FILED MARCH 1, 2002; DORINA MILLER V. H. EUGENE LOCKHART, ET AL., FILED MARCH 7, 2002; LISA A. WEBER V. H. EUGENE LOCKHART,

ET AL., FILED MARCH 11, 2002; JACK A. HALPERN V. H. EUGENE LOCKHART, ET AL., FILED MARCH 21, 2002; VICTOR PARKER V. NEWPOWER HOLDINGS, INC., ET. AL., FILED MARCH 26, 2002; PATRICIA O'DONOGHUE ET. AL. V. H. EUGENE LOCKHART, ET. AL., FILED APRIL 8, 2002; AND CHRISTOPHER J. AMON V. H. EUGENE LOCKHART ET. AL., FILED APRIL 11, 2002. Each lawsuit is brought on behalf of a class of persons or entities who acquired NPW common stock between October 5, 2000 and December 5, 2001 (the "Class Period"), and each alleges violations of the federal securities laws as a result of (i) alleged misrepresentations and omissions made in connection with NPW's October 5, 2001 initial public offering and (ii) allegedly false and misleading statements and omissions occurring during the Class Period.

         NPW is also aware of a press release that has been issued by the law firm of Charles J. Piven, P.A., (dated March 22, 2002), which stated that a class action lawsuit has been filed in the United States District Court for the Southern District of New York purportedly on behalf of a class of persons or entities who acquired NPW common stock during the Class Period. The press release describes the complaint filed as alleging violations of the federal securities laws as a result of misrepresentations and omissions made in connection with NPW's October 5, 2001 initial public offering and/or occurring during the Class Period.

         With respect to the PFAU, MILLER and O'DONOGHUE matters, service has been made upon the Company and certain of its officers and directors. None of the other complaints has been served.

         The Company has been named as a defendant in certain shareholder class action lawsuits filed against Enron Corp., Kenneth L. Lay, Jeffrey K. Skilling and Andrew S. Fastow, et. al., in the United States District Court, Eastern District of Texas. A similar case naming NPW as a defendant has been filed in the United States District Court, Eastern District of Arkansas, Western Division. A motion to transfer and consolidate hearings has been filed before the Judicial Panel on Multi-district Litigation with respect to these and potential tag-along actions.

         The Internet Home Alliance (the "IHA") has filed a demand for arbitration with the American Arbitration Association seeking dues from the Company in the amount of $1,250,000. In connection with the Company's membership in the IHA, the Company conducted several technical pilot programs and incurred the expense of the programs with the understanding that a majority of the expense, $635,000 would be reimbursed by the IHA. The Company has not received all the reimbursement due and expects the outstanding amounts to be offset against any dues determined to be due to the IHA. The Company is currently withholding some of the payments due to the vendors of the pilot programs pending resolution of the dispute with the IHA. The monetary liability that the Company might incur in respect of such matters is $1,250,000 (plus, if awarded, attorneys' fees and costs and expenses, and interest on the outstanding amount). The Company has filed with the American Arbitration Association its Answering Statement and Counterclaim and Demand for Mediation.

         NPW has received a copy of a complaint in a purported class action lawsuit filed against it and other defendants in the Superior Court of the State of California, City and County of San Francisco, styled AARON TIMM V. NEWPOWER HOLDINGS, INC., ET AL., FILED MARCH 22, 2002. The lawsuit is brought on behalf of California residents solicited as customers by The New Power Company, and alleges violations of the California Business and Professions Code, California Civil Code and common law as a result of (i) alleged deceptive advertising and marketing to induce new customers to sign up and maintain service, and (ii) alleged intentional delay of customer billing to prevent customers from canceling service.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             NEWPOWER HOLDINGS, INC.
                                December 31, 2001
                                 (in thousands)

                                               Balance            Charged to
                                            at Beginning          Costs and            Charged to
              Description                     of Period            Expenses          Other Accounts         Deductions
-----------------------------------       ----------------    ----------------     ------------------     --------------
Year Ended December 31, 2001:
Allowance for doubtful accounts              $   1,250           $   9,723
Deferred tax valuation allowance                65,671             131,024
                                         ---------------------------------------------------------------------------------
                                  Total      $  66,921           $ 140,747            $       -            $       -
                                         =================================================================================

Year Ended December 31, 2000:
Allowance for doubtful accounts              $      67           $   1,250                                 $      67
Deferred tax valuation allowance                     -              65,671
                                         ---------------------------------------------------------------------------------
                                  Total      $      67           $  66,921            $       -            $      67
                                         =================================================================================

Year Ended December 31, 1999:
Allowance for doubtful accounts              $      75                                                     $       8
Deferred tax valuation allowance                     -
                                         ---------------------------------------------------------------------------------
                                  Total      $      75           $       -            $       -            $       8
                                         =================================================================================

                                                 Balance at
                                                   End of
              Description                          Period
-----------------------------------           ---------------
Year Ended December 31, 2001:
Allowance for doubtful accounts                   $  10,973
Deferred tax valuation allowance                    196,695
                                              ---------------
                                  Total           $ 207,668
                                              ===============

Year Ended December 31, 2000:
Allowance for doubtful accounts         (1)       $   1,250
Deferred tax valuation allowance                     65,671
                                              ---------------
                                  Total           $  66,921
                                              ===============

Year Ended December 31, 1999:
Allowance for doubtful accounts                   $      67
Deferred tax valuation allowance                  $       -
                                              ---------------
                                  Total           $      67
                                              ===============

(1)  Uncollectible accounts written off

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The directors and executive officers of NewPower Holdings, Inc. are as follows:

                   Name                           Age                 Position(s) Held
         H. Eugene Lockhart                       52      Chairman of the Board of Directors,
                                                          President & Chief Executive Officer

         William I Jacobs                         60      Director, Managing Director, Chief
                                                          Financial Officer

         Nicholas A. Utton                        45      Managing Director, Chief Marketing
                                                          Officer

         Marc E. Manly                            50      Managing Director, Law and Government
                                                          Affairs

         William J. Cronin                        39      Managing Director, Risk Management
                                                          Strategy

         A.S.A. Wyatt                             52      Managing Director, Operations and
                                                          Technology

         Kathryn A. Johnson                       44      Managing Director, Human Resources,
                                                          Communications and Administration

         Ari Benacerraf (1)(2)(3)                 38      Director

         Lou L. Pai                               54      Director

         Eugene B. Shanks, Jr. (1)(2)(3)          54      Director

         Richard L. Weill (2)(3)                  59      Director

(1) Member of the Compensation Committee

(2) Member of the Audit and Risk Management Committee
(3) Member of the Business Review Committee

         H. EUGENE LOCKHART, 52, is Chairman of the Board of Directors and has been a director since April 2000. He serves as President and Chief Executive Officer of NewPower, a position he has held since he joined the Company in February 2000. Prior to joining NewPower, from February 1999 to February 2000, Mr. Lockhart was the President of AT&T Consumer Services at AT&T Corp. From May 1997 to October 1998, Mr. Lockhart served as President of BankAmerica Corporation's Global Retail Bank. From January 1994 to May 1997, Mr. Lockhart was President and Chief Executive Officer of MasterCard International. Mr. Lockhart serves on the boards of directors of IMS Health Inc., Manguistics Group, Inc. and Synavant Inc. Mr. Lockhart is also a trustee of the Alumni Board of the University of Virginia and the Darden Graduate School of Business at the University of Virginia.

         WILLIAM I. JACOBS, 60, has been a director since July 2000. He serves as Managing Director, Chief Financial Officer of NewPower, a position he has held since joining the Company in June 2000. Prior to joining NewPower, from January 1999 to June 2000, Mr. Jacobs served as Senior Executive Vice President, Strategic Ventures for MasterCard International, Inc. From January 1995 to December 1999, Mr. Jacobs was Executive Vice President, Global Resources for MasterCard International. Prior to Mr. Jacobs' employment at MasterCard International, he was the Executive Vice President, Chief Operating Officer of Financial Security Assurance, Inc., which he co-founded in 1984. Mr. Jacobs serves on the boards of directors of Investment Technology Group, Inc., Global Payments, Inc., Exide Technologies, Inc. and Blackboard, Inc. and is the former Chairman of the Board of Trustees of American University.

         NICHOLAS A. UTTON, 45, serves as Managing Director, Chief Marketing Officer of NewPower, a position he has held since joining the Company in October 2000. From 1996 to October 2000, Mr. Utton served as Chief Marketing Officer of MasterCard International. Prior to his employment at MasterCard, Mr. Utton was Senior Vice President, International Marketing at Revlon International. Mr. Utton has also held various marketing and product management positions at Cadbury Schweppes, Bristol-Meyers Squibb Company, Richardson Vicks and Unilever.

         MARC E. MANLY, 50, serves as Managing Director, Law and Government Affairs of NewPower, a position he has held since joining the Company in April 2000. From October 1996 to April 2000, Mr. Manly was Vice President and Chief Counsel to AT&T Consumer Services. From December 1994 to October 1996, Mr. Manly served as the Solicitor General of AT&T Corp. Prior to that time, he was a partner with the law firm Sidley & Austin.

         WILLIAM J. CRONIN, 39, serves as Managing Director, Risk Management Strategy of NewPower, a position he has held since September 2001. From the time he joined the Company in March 2001 until September 2001, Mr. Cronin served as Managing Director, Risk Control. From 1999 to March 2001, Mr. Cronin was Chief Financial Officer and head of business development for Phibro, a subsidiary of Citigroup Inc. Prior to that he was treasurer and Chief Credit Officer for Phibro, a position he held since 1992.

         A.S.A. WYATT, 52, serves as Managing Director, Operations and Technology, a position he has held since joining NewPower in May 2000. From October 1999 to April 2000, Mr. Wyatt served as Vice President of Operations, Technology and Planning at AT&T Corp. From June 1993 to September 1999, Mr. Wyatt served as Director of Group Development at Guardian Royal Exchange plc, one of the largest composite insurers in the United Kingdom. Prior to that time, Mr. Wyatt held a variety of positions at Midland Bank plc in the United Kingdom.

         KATHRYN A. JOHNSON, 44, serves as Vice President, Human Resources, Communications, and Administrative Operations, a position she has held since joining NewPower in April 2000. From February 1999 to April 2000, Ms. Johnson was Executive Director, Consumer Services Management at AT&T Corp. From November 1996 to February 1999, Ms. Johnson served as Brand Management Director at AT&T. From March 1995 to November 1996, Ms. Johnson served as Vice President, Human Resources and Account Services at Jetson Direct Mail Services, a privately-owned direct mail production company. Prior to that time, Ms. Johnson held a number of consumer marketing and administrative operations positions in AT&T.

         ARI BENACERRAF, 38, has been a director since March 2002. He serves as Managing Director of Credit Suisse First Boston in the Merchant Banking Group, a position he has held since November 2000. Mr. Benacerraf joined Credit Suisse First Boston in November 2000 upon the merger with Donaldson, Lufkin and Jenrette, where he was a Principal in the merchant banking group since 1995. Mr. Benacerraf serves on the board of directors of Frontier Drilling ASA, Localiza Rent-a-Car S.A. and Brand Services, Inc.

         LOU L. PAI, 54, a private investor, has been a director since November 1999. From February 2001 to July 2001, Mr. Pai served as Chairman and Chief Executive Officer of Enron Xcelerator. From March 1997 to February 2001, Mr. Pai served as Chairman and Chief Executive Officer of Enron Energy Services. From August 1995 to February 1997, Mr. Pai served as President and Chief Operating Officer of Enron Capital & Trade Resources Corp., a subsidiary of Enron Corp. now known as Enron North America Corp., and from September 1994 to July 1995, Mr. Pai served as a Managing Director of Enron Capital & Trade.

         EUGENE B. SHANKS, Jr., 54, has been a director since November 2000. He is President and Chief Executive Officer of NetRisk, Inc., a risk management software and advisory services company that he founded in 1997. From 1980 to 1995, Mr. Shanks was employed at Bankers Trust and had a series of management roles leading up to his appointment as President in 1992. Mr. Shanks is a Trustee of Vanderbilt University and a member of its Executive Committee, and also serves on the board of directors of The Posse Foundation.

         RICHARD L. WEILL, 59, has been a Director since December 2001. He is Vice Chairman of MBIA Insurance Corporation, a company he has served in various positions, including President, since 1989. Prior to joining MBIA, Mr. Weill was a partner in the law firm of Kutak Rock for over 20 years. He is a Trustee of the University of Nebraska Foundation, and a Director of Acceptance Insurance Companies Inc.

         From December 2001 through February 2002, several members of the Board of Directors of the Company resigned and one member was added. Effective December 31, 2001, Linda Alvarado and Ray Groves resigned from the Board for personal reasons. Effective December 31, 2001, Richard L. Weill was appointed to the Board. In February 2002, certain members of the Board who were or who had been officers of Enron Corp. resigned, including Richard
A. Causey, James V. Derrick and Kenneth L. Lay. On March 12, 2002, Peter T. Grauer resigned from the Board upon his departure from his position at CSFB.
On March 15, 2002, by unanimous written consent, Ari Benacerraf was appointed to the Board. At a meeting of the Board on February 13, 2002, the Board approved reducing the size of the Board to seven members. There is currently one vacancy on the Board.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act and SEC regulations require the Company's directors, certain officers and greater than ten percent stockholders to file reports of ownership on Form 3 and changes in ownership on Form 4 and 5 with the SEC.

         Based solely on its review of copies of such reports received or written representations from such executive officers, directors and ten percent stockholders, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent stockholders were complied with during fiscal 2001.

ITEM 11.EXECUTIVE COMPENSATION

         The following tables and narratives discuss the compensation paid in fiscal 2001 and 2000 to NewPower's Chief Executive Officer and the four other most highly compensated executive officers (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE


                                                                                                                     ALL OTHER
                                                                                              LONG-TERM               COMPENS-
                                                ANNUAL COMPENSATION                         COMPENSATION               ATION
                                                --------------------                        ------------             ---------
                                                                    OTHER        RESTRICTED  SECURITIES
                                                                    ANNUAL         STOCK     UNDERLYING
                                           SALARY     BONUS        COMPENS-       AWARD(s)    OPTIONS         LTIP
NAME & PRINCIPAL                            (2)        (3)         ATION($)         (5)         (6)          PAYOUT
POSITION(1)                     YEAR        ($)        ($)           (4)            ($)         (#)            ($)       (7)
---------------------------     ---       --------  ---------       -------      ---------    ---------      -------   --------
H. Eugene Lockhart........      2001       700,000          0       895,057            888            0        N/A     574,818
Chairman of the Board,          2000       600,958  1,480,000        74,850      4,000,000    2,112,000        N/A     583,322
President & Chief Executive
Officer

William I Jacobs..........      2001       600,000          0       228,985            888            0        N/A           0
Managing Director, Chief        2000       377,919    312,500       155,365      1,000,000      864,350        N/A           0
Financial Officer

William J. Cronin.........      2001       333,333    240,000             0            888      500,000        N/A           0
Managing Director, Risk
Management Strategy

Nicholas A. Utton.........      2001       440,000          0        32,652            888      100,000        N/A           0
Managing Director, Chief        2000       111,692    557,500        17,311              0      636,650        N/A           0
Marketing Officer

Marc E. Manly.............      2001       393,750          0        88,234            888      100,000        N/A           0
Managing Director, Law &        2000       247,911    225,000       122,967              0      546,350        N/A           0
Government Affairs

(1) Includes those who in fiscal 2001 were the Chief Executive Officer and the other four most highly compensated executive officers as measured by salary and bonus. The positions shown are the principal positions held during fiscal 2001.

(2) Amounts shown are actual salaries paid for fiscal year indicated. The annual salary in effect for Mr. Cronin during fiscal 2001 was $400,000. In addition, the annual salary for Mr. Manly increased to $400,000 in February 2001.

(3) No annual performance bonuses were awarded for fiscal 2001. Bonus reported for Mr. Cronin represents bonus and indemnification payments made at the commencement of his employment. Amounts reported for fiscal 2000 include bonus payments made at the commencement of employment in the amounts of $780,000 for Mr. Lockhart and $337,500 for Mr. Utton; the remainder of the amounts shown reflect the cash amount of annual performance bonuses for fiscal 2000, which are recommended by the Chief Executive Officer and reviewed and approved by the Compensation Committee. The cash portion of the performance bonus earned during fiscal 2000 was paid on February 21, 2001. Each Named Executive Officer, except Mr. Utton, received approximately 50% of the 2000 annual bonus in cash. The balance of the 2000 annual reward was foregone by these executives and comparable value was provided in the form of stock options, which are reflected on the table as Long-Term Compensation/Securities Underlying Options and further described in footnote (6). $220,000 of Mr. Utton's bonus for fiscal 2000 was guaranteed as a contractual amount to replace certain forgone entitlements from Mr. Utton's previous employer. $80,000 of Mr. Utton's bonus for fiscal 2000 was foregone as a cash payment, and comparable value was delivered in stock options as described in footnote (6).

(4) Amounts shown represent payments of above-market interest on deferred compensation and, for fiscal 2001, in the case of Mr. Lockhart and Mr. Jacobs, additional amounts to compensate Mr. Lockhart and Mr. Jacobs for taxes resulting from the lapse of restrictions on restricted stock. For Mr. Lockhart and Mr. Jacobs, these additional compensation amounts were $851,031 and $95,679, respectively. NewPower maintains a Non-Qualified Executive Deferred Compensation Plan under which non-elective deferred compensation was awarded to Messrs. Lockhart, Jacobs, Utton and Manly. These amounts were contractual and intended to replace certain forgone entitlements from previous employers. Pursuant to
Section 402(b)(2)(iii)(C) of Regulation S-K of the Exchange Act, amounts shown in the table reflect that portion of the above-market earnings on deferred compensation in excess of 7.14% (120% of the applicable federal rate in effect at the time that the plan was adopted). On December 19, 2001, the Compensation Committee approved the termination of Mr. Lockhart's split dollar life insurance policy. As a result of such termination, the cash surrender value of the policy was paid to the Company and deposited in the Company's general unrestricted cash account. Further, as a result of such termination, the Company's obligation to make future premium payments for the policy ceased. On December 19, 2001, the Compensation Committee also approved the restructuring of the Company's deferred compensation arrangement with Mr. Lockhart in satisfaction of the Company's obligation under Mr. Lockhart's employment contract by approving a deferred compensation award. The award is to be governed by the terms of the TNPC Executive Deferred Compensation Plan and a Nonelective Deferred Compensation Agreement was executed by Mr. Lockhart and the Company. The amount of the award shall be equal to the cash surrender value received upon surrender of Mr. Lockhart's split dollar life insurance policy. See footnote (7) for a description of Mr. Lockhart's split dollar life insurance policy.

(5) For fiscal 2001, each Named Executive Officer received restricted stock on May 16, 2001 valued at $888 at the time of grant. All of these shares vested on November 15, 2001 and were converted to shares of our common stock at that time. For fiscal 2000, under the terms of the 2000 Stock Plan and in accordance with contractual obligations in respect of their employment offers, individual restricted stock agreements were entered into with Mr. Lockhart and Mr. Jacobs. Restricted stock of 190,477 and 47,620 shares, respectively, were credited to each officer's account as of October 5, 2000, the date of the initial public offering. In the case of Mr. Lockhart, the restricted stock, valued at the time of the initial public offering as $4,000,000, vests ratably 2 years from February 1, 2000, the date of commencement of Mr. Lockhart's employment, and have been or will be converted into shares of our common stock at those times. In the case of Mr. Jacobs, the restricted stock, valued at the time of the initial public offering as $1,000,000, vests ratably over 4 years, on December 31 of 2000, 2001, 2002 and 2003, and have been or will be converted into shares of our common stock at those times. The restricted stock also vests upon Mr. Lockhart's or Mr. Jacobs's death, disability, involuntary termination of employment other than for cause, upon a breach of contract by NewPower or upon a change of control of NewPower pursuant to the terms of the 2000 Stock Plan. If dividends are paid on our common stock, an amount in cash equal to the dividends will be paid to Mr. Lockhart or Mr. Jacobs. At the end of fiscal 2001, the remaining portion of the restricted stock initially granted to Mr. Lockhart and Mr. Jacobs had values of $70,476 and $17,619, respectively.

(6) Amounts for fiscal 2001 include stock option awards made by the Company for retention purposes and, in the case of Mr. Cronin, stock options awards made at the commencement of his employment. Each Named Executive Officer (except Mr. Lockhart and Mr. Jacobs) received 100,000 options each at an exercise price of $1.17. All options granted have a ten year term and vest ratably over a three year period. Mr. Cronin also received 300,000 options with an exercise price of $6.20 and 100,000 options with an exercise price of $21.00.

       Amounts for fiscal 2000 include stock option awards made in connection with the employment of each Named Executive Officer, as well as option awards in connection with annual bonuses for 2000 performance. With respect to stock options granted at the commencement of employment, Mr. Lockhart received 678,000 options with an exercise price of $3.88 and 1,290,000 options with an exercise price of $21.00; Mr. Jacobs received 400,000 options with an exercise price of $9.69 and 400,000 options with an exercise price of $21.00; Mr. Utton received 620,000 options with an exercise price of $21.00 and Mr. Manly received 200,000 options with an exercise price of $9.69 and 300,000 options with an exercise price of $21.00. All options granted have a 10-year term and vest ratably over a 3-year period on either the anniversary date of the initial public offering (October 5, 2001, 2002 and 2003) or on December 31, 2001, 2002 and 2003, or
otherwise as specified in the 2000 Stock Plan. With respect to stock options received in lieu of a portion of the annual bonus, as noted in footnote (3), each Named Executive Officer, except Mr. Utton, received approximately 50% of the 2000 annual bonus in cash and the remainder of the 2000 annual bonus in stock options. Mr. Utton received 73.33% of his bonus in cash and 26.67% of his bonus in stock options (see footnote (3)). The stock options granted as part of the bonus have a ten-year term and vest ratably in three equal installments on February 7, 2002, 2003 and 2004, and were granted as follows: Mr. Lockhart:
64,000 options at an exercise price of $9.24, 40,000 options at an exercise price of $15.12 and 40,000 options at an exercise price of $25.20; Mr. Jacobs:
28,600 options at an exercise price of $9.24, 17,875 options at an exercise price of $15.12 and 17,875 options at an exercise price of $25.20; Mr. Utton: 7,400 options at an exercise price of $9.24, 4,625 options at an exercise price of $15.12 and 4,625 options at an exercise price of $25.20; Mr. Manly: 20,600 options an exercise price of $9.24, 12,875 options at an exercise price of $15.12 and 12,875 options at an exercise price of $25.20.

(7) For fiscal 2001, the amounts shown include (i) $560,556, which is the dollar value of premiums paid for Mr. Lockhart on a split dollar life insurance policy owned by Mr. Lockhart, less the net present value of future repayments of those premiums in 14 years and (ii) $14,262 attributable to term life insurance coverage pursuant to a split dollar life insurance arrangement. For fiscal 2000, the amounts shown include (i) $574,841, which is the dollar value of premiums paid for Mr. Lockhart on the split dollar life insurance policy, less the net present value of future repayments of those premiums in 15 years and (ii) $8,481 attributable to term life insurance coverage pursuant to the split dollar life insurance arrangement. Mr. Lockhart's split dollar life insurance policy was terminated at the request of the Company and Mr. Lockhart on December 19, 2001, following the payment of the premium amounts specified above.

OPTION GRANTS IN LAST FISCAL YEAR

                                           NUMBER OF       % OF TOTAL
                                          SECURITIES         OPTIONS
                                          UNDERLYING       GRANTED TO       EXERCISE OR                         GRANT DATE
                                        OPTIONS GRANTED   EMPLOYEES IN       BASE PRICE                         VALUE (2)
                                            (1)(#)         FISCAL YEAR       ($/SHARE)      EXPIRATION DATE        ($)
----------------------------------      ---------------   ------------      -----------     ---------------     -----------
H. Eugene Lockhart.................           64,000           0.01              9.24         Feb. 6, 2011         568,320
                                              40,000           0.01             15.12         Feb. 6, 2011         351,200
                                              40,000           0.01             25.20         Feb. 6, 2011         346,000
William I. Jacobs..................           28,600           0.00              9.24         Feb. 6, 2011         253,968
                                              17,875           0.00             15.12         Feb. 6, 2011         156,943
                                              17,875           0.00             25.20         Feb. 6, 2011         154,619

William J. Cronin..................          100,000           0.02              1.17         Nov. 8, 2011         112,000
                                             300,000           0.05              6.20        Feb. 28, 2011       1,785,000
                                             100,000           0.02             21.00        Feb. 28, 2011         576,000

Nicholas A. Utton..................          100,000           0.02              1.17         Nov. 8, 2011         112,000
                                               7,400           0.00              9.24         Feb. 6, 2011          65,712
                                               4,625           0.00             15.12         Feb. 6, 2011          40,608
                                               4,625           0.00             25.20         Feb. 6, 2011          40,006
Marc E. Manly......................          100,000           0.02              1.17         Nov. 8, 2011         112,000
                                              20,600           0.00              9.24         Feb. 6, 2011         182,928
                                              12,875           0.00             15.12         Feb. 6, 2011         113,043
                                              12,875           0.00             25.20         Feb. 6, 2011         111,369

(1) Options granted were options to acquire shares of our common stock. All options have an option term of 10 years and vest ratably over three years on the anniversary of the grant date. For a discussion of the granting of certain options as a part of the 2000 annual incentive program, see footnote (3) to the Summary Compensation Table.

(2) Calculated using the Black Scholes pricing model. Underlying assumptions used in the calculation include risk-free interest rates of 4.34% to 5.10%; price volatility of 124%; a dividend yield of 0%; and an expected term in years of 10. NewPower has elected to illustrate the potential realizable value using the Black Scholes pricing model as permitted by the rules of the SEC. This does not represent NewPower's estimate or projection of future stock price or of the assumptions utilized; actual gains, if any, upon future exercise of any of these options will depend on the actual performance of our common stock.

FISCAL YEAR END OPTION VALUES

                                             NUMBER OF UNEXERCISED OPTIONS         VALUE OF UNEXERCISED OPTIONS
                                                   AT FISCAL YEAR-END                   AT FISCAL YEAR-END
                                                          ($)                                 ($) (2)
                                            ---------------------------------    ---------------------------------
Name (1)                                    EXERCISABLE         UNEXERCISABLE    EXERCISABLE         UNEXERCISABLE
----------------------------------          -----------         -------------    -----------         -------------
H. Eugene Lockhart.................             656,000             1,456,000             -                      -
William I. Jacobs..................             266,668               597,682             -                      -
William J. Cronin..................                   0               500,000             -                      -
Nicholas A. Utton..................             206,667               529,983             -                      -
Marc E. Manly......................             166,667               479,683             -                      -

(1)  No options were exercised in 2001 by the Named Executive Officers.

(2) The closing sales price of our common stock as reported on the New York Stock Exchange on December 31, 2001 was $0.74. Value is calculated by multiplying (a) the difference between $0.74 and the option exercise price by (b) the number of shares of our common stock underlying the option.

COMPENSATION OF DIRECTORS

         Employee directors (Directors Lockhart and Jacobs) do not receive any cash compensation from NewPower for their services as members of the Board of Directors. Similarly, the directors who in 2001 were employed by Enron Corp. or any of its affiliates did not receive any cash compensation from NewPower for their services as members of the Board of Directors.

         The other directors are paid an annual retainer fee of $20,000 for service as a director and a fee of $1,000 for each meeting of the Board of Directors that such director attends, and an annual retainer fee of $5,000 for service as Chairman of any committee of the Board of Directors and a fee of $500 for any committee meeting or such other business meetings called by management that such director attends.

         In addition, each of these non-employee directors receives options to purchase 15,000 shares of our common stock on such director's initial appointment to the Board at an exercise price equal to the fair market value of our common stock at that time. Furthermore, NewPower will issue, on an annual basis on the day of the annual meeting of stockholders, an option to each of these non-employee directors to acquire 10,000 shares of our common stock upon such non-employee director's re-election to the Board of Directors at the fair market value of our common stock at that time.

         The Company reimburses all directors for travel and lodging expenses in connection with their attendance at board and committee meetings.

         Consistent with the emphasis on equity-based plans, the Company's non-employee directors are required to purchase within two years of their initial election to the Board of Directors, shares of our common stock worth at least $250,000 as of the second anniversary of their election to the Board of Directors.

         In February 2001, the Company adopted a Directors' Fee Deferral Plan, whereby directors who receive compensation from NewPower may make an irrevocable election to defer receipt of some or all of their compensation. As such plan was amended in May 2001, directors who elect to defer compensation may do so in the form of either cash or equivalent stock units, determined by the fair market value of our common stock as of the first day of each calendar quarter of the annual retainer period, which currently begins on January 1 of each year.

EMPLOYMENT AGREEMENTS

         NewPower has entered into employment agreements with the Named Executive Officers as described below:

         H. EUGENE LOCKHART. NewPower entered into an employment agreement with Mr. Lockhart effective February 1, 2000. The agreement has a four year initial term. The agreement provides that Mr. Lockhart will serve as President and Chief Executive Officer, and will receive a minimum annual base salary of $700,000, subject to annual review, and will also receive a target bonus of 150% of his annual base salary, determined at the discretion of the Board of Directors, payable in the first quarter of the subsequent year. As of the effective date of the agreement, Mr. Lockhart was paid a one time additional payment of $780,000 and a combination of a split dollar whole life insurance policy and deferred compensation with a current cost to the Company of $4 million. See also footnotes 4 and 7 to the Summary Compensation Table. In addition, under the agreement, Mr. Lockhart received stock options to purchase 678,000 shares of our common stock at an exercise price of $3.88 per share, which vest in one-third increments on December 31, 2001, 2002 and 2003, and stock options to purchase 1,290,000 shares of our common stock at the initial public offering price, which vest in one-third increments on each of the first three anniversaries of our initial public offering. All options have a term of ten years. Mr. Lockhart also received $4,000,000 in restricted stock upon consummation of the initial public offering, valued at the initial public offering price of our common stock, which vested in one-half increments on each of February 1, 2001 and February 1, 2002. Mr. Lockhart will be allowed to participate in all benefit plans offered by NewPower to other similarly situated employees.

         NewPower may terminate Mr. Lockhart's employment agreement at any time for cause, or for his death or disability before the expiration of the term of employment. Mr. Lockhart may voluntarily terminate his employment at any time. If NewPower involuntarily terminates Mr. Lockhart's employment agreement, which includes termination without cause, or if NewPower materially breaches a material provision of the employment agreement which remains uncorrected for 30 days following Mr. Lockhart's written notice of the breach, then Mr. Lockhart is entitled to receive his monthly base salary and target bonus as if his employment agreement had continued for the full term after involuntary termination, unless he accepts employment with a competitor. The term of the agreement may be extended for one year periods upon notice to and agreement with Mr. Lockhart on or before six months prior to the conclusion of the initial term or any extension thereof. Employment after the agreement expires converts to employment-at-will, terminable at any time by either NewPower or Mr. Lockhart. The agreement prohibits Mr. Lockhart from soliciting NewPower employees for a period of twelve months following termination or from competing with NewPower or soliciting customers for either twelve months after voluntary termination or six months after involuntary termination. The employment agreement also contains confidentiality provisions.

         In the event of a change of control of NewPower as specified in NewPower's 2000 Stock Plan described below, and unless he enters into a new employment contract with a successor entity, Mr. Lockhart would have a one year period to elect to terminate his employment agreement on account of consummation of a change of control. In that event, Mr. Lockhart would be entitled to the salary and bonus otherwise to be paid over the remaining term of his employment agreement, although such payments would not exceed one year's salary and bonus at then-current levels once the final year of the initial term begins.

         WILLIAM I. JACOBS. NewPower entered into an employment agreement with Mr. Jacobs effective May 1, 2000. The agreement has a four year initial term. The agreement provides that Mr. Jacobs will receive a minimum annual base salary of $600,000, subject to annual review, and will also receive a target bonus of 100% of his annual base salary payable in the first quarter of the subsequent year. In addition, under the agreement, Mr. Jacobs received stock options to purchase 400,000 shares of our common stock at an exercise price of $9.69 per share, which vest in one-third increments on December 31, 2001, 2002 and 2003, and stock options to purchase 400,000 shares of our common stock at the initial public offering price, which vest in one-third increments on each of the first three anniversaries of the Company's initial public offering. All options have a term of ten years. As of the effective date of the agreement, Mr. Jacobs was granted $6,700,000 as principal amount, subject to the accumulation of interest, under the Company's Executive Deferred Compensation Plan, with vesting in one-fifth increments at the effective date of the agreement, and on December 31, 2000, 2001, 2002 and 2003. Mr. Jacobs also received $1,000,000 in restricted stock upon consummation of the initial public offering valued at the initial public offering price of our common stock, which has vested or will vest in one-fourth increments on December 31, 2000, 2001, 2002 and 2003. Mr. Jacobs will be allowed to participate in all benefit plans offered by NewPower to other similarly situated employees. The other terms of Mr. Jacobs' employment agreement are substantially similar to the terms of Mr. Lockhart's employment agreement. In addition, in February 2001, the Company agreed to indemnify Mr. Jacobs, as provided in its by-laws, for benefits he forfeited in connection with a potential dispute with his prior employer concerning the Company's hiring of employees from that company, and for any fees and expenses in connection with any litigation, should it ever ensue. The indemnification for forfeited benefits amounts to $1,000,000 and was credited as additional principal amount to Mr. Jacobs' deferred compensation account.

         WILLIAM J. CRONIN. NewPower entered into an employment agreement with Mr. Cronin effective March 1, 2001. The agreement has a four year initial term. The agreement provides that Mr. Cronin will receive a minimum annual base salary of $400,000, subject to annual review, and will also receive a target bonus of 100% of his annual base salary payable in the first quarter of the subsequent year. In addition, under the agreement, Mr. Cronin received stock options to purchase 300,000 shares of our common stock at an exercise price of $6.20 per share, which vest in one-third increments on March 1, 2002, 2003 and 2004, and stock options to purchase 100,000 shares of our common stock at an exercise price of $21.00 per share, which vest in one-third increments on March 1, 2002, 2003 and 2004. All options have a term of ten years. As of the effective date of the agreement, Mr. Cronin was paid a one time additional payment of $170,000. Mr. Cronin will be allowed to participate in all benefit plans offered by NewPower to other similarly situated employees. The other terms of Mr. Cronin's employment agreement are substantially similar to the terms of Mr. Lockhart's employment agreement. In addition, Mr. Cronin was paid a one time additional payment of $70,000 to indemnify him for compensation forfeited from his previous employer.

         NICHOLAS A. UTTON. NewPower entered into an employment agreement with Mr. Utton effective September 29, 2000. The agreement has a four year initial term. The agreement provides that Mr. Utton will receive a minimum annual base salary of $440,000, subject to annual review, and will also receive a target bonus of 100% of his annual base salary payable in the first quarter of the subsequent year. In addition, under the agreement, Mr. Utton received stock options to purchase 620,000 shares of our common stock at the initial public offering price, which vest in one-third increments on each of the first three anniversaries of the Company's initial public offering. All options have a term of ten years. Mr. Utton became entitled to a one-time payment of $337,500 upon commencement of employment. Mr. Utton was also granted $2,037,500, as principal amount, subject to the accumulation of interest under the Company's Executive Deferred Compensation Plan, which as amended provides for a payment of $337,500 one year after the commencement of employment, $400,000 on February 8, 2002, $450,000 on March 20, 2002, $450,000 on April 8, 2002 and $400,000 on April 22,
2002. Mr. Utton will be allowed to participate in all benefit plans offered by NewPower to other similarly situated employees. The other terms of Mr. Utton's employment agreement are substantially similar to the terms of Mr. Lockhart's employment agreement.

         MARC E. MANLY. NewPower entered into an employment agreement with Mr. Manly effective April 17, 2000. The agreement has a four year initial term. The agreement provides that Mr. Manly will receive a minimum annual base salary of $350,000, subject to annual review, and will also receive a target bonus of 100% of his annual base salary payable in the first quarter of the subsequent year. In February, 2001 Mr. Manly's base pay was increased to $400,000. In addition, under the agreement, Mr. Manly received stock options to purchase 200,000 shares of our common stock at an exercise price of $9.69 per share, which vest in one-third increments on December 31, 2001, 2002 and 2003, and stock options to purchase 300,000 shares of our common stock at the initial public offering price, which vest in one-third increments on each of the first three anniversaries of our initial public offering. All options have a term of ten years. As of the effective date of the agreement, Mr. Manly was granted $5,000,000 as principal amount, subject to the accumulation of interest, under the Company's Executive Deferred Compensation Plan, with vesting in one-third increments on December 31, 2000, 2001 and 2002. Mr. Manly will be allowed to participate in all benefit plans offered by NewPower to other similarly situated employees. The other terms of Mr. Manly's employment agreement are substantially similar to the terms of Mr. Lockhart's employment agreement.

STOCK OPTION AND BENEFIT PLANS

         All employees of NewPower are eligible to participate in the Company's benefit plans, which include health coverage, disability and life insurance, and a 401(k) savings plan. In addition, grants of stock options are governed by the 2000 Stock Plan, and elective or non-elective deferred compensation is subject to the Company's Executive Deferred Compensation Plan, both of which plans are summarized below.

2000 STOCK PLAN

         GENERAL. The 2000 Stock Plan allows the Company to grant options or restricted stock to employees, board members, officers, consultants and other service providers. The purpose of the stock plan is to attract and retain qualified employees, consultants and other service providers by providing them with additional incentives and opportunities to participate in NewPower's ownership and to create an interest in the success and increased value of NewPower. The stock plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has the authority to determine, and to establish guidelines and to delegate to the Chief Executive Officer the determination of, the persons to whom awards are to be granted, the time at which awards will be granted, the number of shares to be represented by each award, and the consideration to be received, if any. The Compensation Committee also has the power to interpret the stock plan and to create or amend its rules.

         RESERVATION OF SHARES. Grants of stock options and restricted stock may be made pursuant to the stock plan. Currently, the number of shares of our common stock issued under the stock plan may not exceed 18,419,400 shares. If any portion of any option or restricted stock granted under the stock plan can no longer be exercised or become vested, or if any of our common stock is reacquired by NewPower pursuant to an option or restricted stock agreement, where in any such case no alternative consideration has been provided to the participant, the unexercised portion will be available for grant or reissuance. If our outstanding common stock is adjusted because of a recapitalization, stock split, combination of shares, reclassification, stock dividend, or other similar change, the Compensation Committee will make appropriate adjustments to the total number and kind of shares covered by the stock plan to preserve as nearly as practical the benefits to the participants. However, in the event of an equity capital contribution to NewPower, stock plan participants will have no recourse to a dilution in their shares of our common stock, options and rights to acquire restricted stock.

         STOCK OPTIONS. Stock options granted under the stock plan are not intended to be incentive stock options within the meaning of Section 422(b) of the Internal Revenue Code. The maximum number of shares that may be subject to options granted under the stock plan to an individual optionee during any calendar year may not exceed, with respect to options granted prior to September 1, 2000, 3,000,000 shares, and, with respect to options granted on or after September 1, 2000, 1,500,000 shares. The exercise price for an option granted under the stock plan will be determined by the Compensation Committee but, on or after September 1, 2000, will be no less than the fair market value of our common stock on the date the option is granted. The term for exercise of any option granted will generally be ten years from the effective date of the option agreement. The options granted under the stock plan are not assignable or transferable, except on the death of a participant or unless the Committee provides its approval.

         RESTRICTED STOCK. The stock plan permits the Compensation Committee to make restricted stock awards, including performance-based restricted stock awards pursuant to Section 162(m) of the Internal Revenue Code. The maximum number of shares that may be subject to grants of restricted stock to an individual grantee during any calendar year may not exceed, with respect to grants of restricted stock prior to September 1, 2000, 1,000,000 shares, and, with respect to grants made on or after September 1, 2000, 500,000 shares. The Committee will establish the performance criteria. The restricted stock granted under the stock plan is not assignable or transferable, except on the death of a participant or unless the Committee gives its approval. Upon a change of control, as defined in the stock plan and as described below, all outstanding restricted stock shall become immediately vested.

         TERMINATION OF EMPLOYMENT. If the employment of any employee is terminated for any reason, other than the termination of employment by NewPower for cause or the voluntary termination of employment by the employee not as a result of any breach by NewPower, then the stock plan provides for the accelerated vesting of options and restricted stock granted to such employee.

         CHANGE OF CONTROL. The stock plan provides for the accelerated vesting of options and restricted stock granted to participants in the event of a change of control of NewPower. Change of control is deemed to occur in one of four circumstances: (1) excluding exceptions applicable to existing investors and transactions, where a person or entity acquires more than 25% of the then-outstanding shares of our common stock or the combined voting power of the then outstanding voting securities of NewPower entitled to vote generally in the election of directors; (2) where a majority of the Board is replaced, other than where individual board members are replaced by a majority vote of the Board; (3) in the event of a merger, consolidation or sale or other disposition of all or substantially all the assets of NewPower where the stockholders immediately prior to such transaction fail to own, immediately after such transaction, at least 70% of the then-outstanding shares of our common stock or the combined voting power of the then outstanding voting securities of NewPower entitled to vote generally in the election of directors or fail to meet other specified conditions; and (4) upon approval by the stockholders of a complete liquidation or dissolution of NewPower. Notwithstanding the foregoing, a change of control shall not be deemed to occur if the Board of Directors unanimously approves a transaction that would otherwise result in a change of control.

         TERM AND AMENDMENT. The stock plan has a term of ten years, subject to earlier termination or amendment by the Board of Directors. The Board of Directors may amend the plan at any time, except that participant approval is required if any amendment, alteration, suspension or termination substantially affects or impairs the participant's rights under the plan.

EXECUTIVE DEFERRED COMPENSATION PLAN

         GENERAL. The purpose of the Executive Deferred Compensation Plan is to aid the Company in attracting and retaining key employees by providing a non-qualified compensation deferral vehicle. The deferred compensation plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has the power to interpret the deferred compensation plan and to create or amend its rules. The deferred compensation plan is currently considered a "top hat" plan for ERISA purposes and is an unfunded plan maintained by the Company primarily for the purpose of providing deferred compensation to a select group of management. As of December 31, 2001, there were five participants in the deferred compensation plan.

         PARTICIPATION. The deferred compensation plan allows for eligible employees to elect to participate in the deferred compensation plan for a given calendar year by filing an irrevocable election form with the Compensation Committee. The Compensation Committee has not yet considered or approved an election form, and therefore there has not yet been any elective participation in the deferred compensation plan.

         The Company may, in its sole discretion, award to an eligible employee non-elective deferred compensation. The terms and conditions of such non-elective deferred compensation may vary from award to award as the Company deems appropriate.

         INVESTMENT RETURN. A participant's deferred compensation account shall be deemed to be invested in accordance with the participant's election or elections on his or her investment allocation forms. The Compensation Committee expects to make investment funds available to participants in the deferred compensation plan at a future date. In the interim, deferred compensation accounts are earning an investment return at the prime rate of interest plus one percent, compounded quarterly. The Compensation Committee in its sole discretion may change the investment funds from time-to-time.

         DISTRIBUTIONS. In addition to distributions in the form of lump sum payments, or declining balance payouts in accordance with an election form or a non-elective award, participants are entitled to accelerated distributions upon death or disability of the participant, upon proof of severe financial hardship, or as a liquidating distribution subject to a forfeiture penalty of 10% of the value of the deferred compensation account.

         TERMINATION OF EMPLOYMENT. In the event of a termination of employment without cause or a termination of employment for reason of death or disability, any balance in a participant's account shall become vested. In the event of a voluntary termination of employment, any unvested portion of the participant's non-elective deferred compensation and the investment return attributable to such unvested compensation shall be forfeited as of the date of such termination, but the vested amount together with accrued interest becomes immediately payable. In the event of a termination of employment for cause, the investment return then credited to the participant's deferred compensation accounts (to the extent a positive amount) plus any unvested portion of the participant's non-elective deferred compensation shall be forfeited as of the date of such termination.

         CHANGE OF CONTROL. In the event of a change of control, any termination of employment of a participant in the deferred compensation plan that occurs during the 24-month period immediately following the consummation of a transaction constituting a change of control will result in any unvested amounts becoming vested.

         COMPANY PAYMENT DEFERRAL RIGHTS. In the event that any amount payable from a participant's deferred compensation account, including a liquidating distribution, would be non-deductible by the Company pursuant to application of the compensation deduction limitations of

Section 162(m) of the Internal Revenue Code of 1986, as amended, the Compensation Committee shall have the absolute right, in its sole discretion, to defer payment of such amount until such time as its payment would no longer present a loss of a deduction for such payment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee for fiscal 2001 were Messrs. Grauer and Shanks. Neither of them is or has been an officer or employee of the Company or any of its subsidiaries. In addition, there are no Compensation Committee interlocks between the Company and other entities involving the Company's executive officers and board members who serve as executive officers of such entities.

                          COMPENSATION COMMITTEE REPORT

         The Compensation Committee (the "Committee") of the Board of Directors (the "Board") is responsible, subject to approval of the Board, for establishing and maintaining a broad competitive compensation program for the Directors and Executives of NPW in order to attract, retain and motivate key contributors to the success of NPW and its subsidiaries.

         The Committee consists solely of directors who are considered to be Non-Employee Directors within the meaning of Rule 16b-3 under the Securities and Exchange Act of 1934. See Item 10 - "Directors and Executive Officers of the Registrant" for the members of the Committee. Set forth below is the Committee's report.

COMPENSATION PHILOSOPHY

         The Company continues to develop a total compensation philosophy and strategy that supports NPW's business objectives and reflects the Company's desired position in the marketplace with respect to a peer groups of public companies that NPW competes with for executive talent, customers and investors. The Company has a strong pay-for-performance culture, with a substantial portion of executive compensation linked to the operational, financial and strategic success of the Company.

         It is the Company's objective to establish executive base salaries between the median and 75th percentile of the defined marketplace for positions of comparable scope and responsibility. Salaries are subject to periodic review and adjustment based on qualifications and experience of the individual. Annual incentive target award opportunities will reflect median to 75th percentile levels, with significant upside and downside opportunity based on both Company performance and individual performance.

ANNUAL COMPENSATION

         Current compensation for the Company's executive officers consists of base salary, annual incentive and long-term compensation in the form of stock options and restricted stock.

         Base Salaries are mainly a function of employment agreements entered into upon employment between the Company and the executive upon hire and represent competitive salaries necessary to attract top management skills. Certain base pay increases to executive officers in the year 2001 were a function of salary position and responsibilities relative to peers. The executive officers for 2001 included the Named Executive Officers and three other officers reporting directly to the Chief Executive Officer: A.S.A. Wyatt, Managing Director, Operations and Technology, William Cronin, Managing Director Risk Management Strategy, and Kathryn Johnson, Managing Director, Human Resources, Communications and Administration.

ANNUAL INCENTIVE AND LONG TERM EQUITY BASED COMPENSATION

         The Company's stockholders approved an IRC Section 162(m) performance-based executive annual incentive plan at the 2001 Annual Meeting. Under this plan, annual incentive awards that are "performance based" for purposes of section 162(m) of the Internal Revenue Code are determined based on certain financial and operational performance goals for the

Company. These goals include certain targets relative to net revenue, gross profit, net income, customer count, and share price.

         Target annual incentive amounts for the Company's executive officers are a function of employment agreements and executives' compensation positions relative to peers. The Committee reviewed the Company's performance goals for the fiscal year 2001 and determined that the Company did not meet its targets. As a result, annual incentive awards were not given. Certain bonus awards given to these individuals for 2001 were based solely on contractual obligations and represented the replacement of amounts forfeited at former employers.

         Long-term incentive awards granted to executive officers in 2001 (100,000 options to all executive officers except Mr. Lockhart and Mr. Jacobs) were generally granted to as retention vehicle to ensure key leadership was retained during 2001. Stock option grants also provided an incentive that aligned the interests of shareholders and executives. Certain other stock option grants were a function of employment agreements and to provide replacement value for amounts left at former employers. All employees, including executive officers, employed as of May 16, 2001 received 100 shares of restricted stock as a function of NPW's first year anniversary.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

         During the year ended December 31, 2001, H. Eugene Lockhart entered into his second year as the Company's Chief Executive Officer. Mr. Lockhart's salary for the year 2001 was established pursuant to a written employment agreement established February 1, 2000 and expiring January 31, 2004.

         In reviewing Mr. Lockhart's actual annual incentive award for the year 2001, the Committee took into consideration the financial and operational targets established under the Management Incentive Plan. The Committee determined that the Company fell short of its targets and therefore did not award an annual incentive award to Mr. Lockhart.

         Apart from stock options awarded as a function of his 2000 Annual Incentive award and 100 shares of restricted stock received by all employees (see above), Mr. Lockhart did not receive any stock options or other long-term incentive awards for the fiscal year 2001.

                                               ARI BENACERRAF (CHAIRMAN)
                                               EUGENE B. SHANKS, JR.

PERFORMANCE GRAPH

         The graph below provides an indicator of cumulative total shareholder returns for the Company for fiscal 2001 as compared with (1) the NASDAQ Composite Index and (2) the Russell 2000 Index.

                      COMPARISON OF CUMULATIVE TOTAL RETURN
               NEWPOWER, NASDAQ COMPOSITE, AND RUSSELL 2000 INDEX
                 PERFORMANCE RESULTS THROUGH DECEMBER 31, 2001

[PERFORMANCE GRAPH]

                       NEWPOWER
             HOLDINGS, INC. (AS              NASDAQ
                    OF 10/5/00)           COMPOSITE        RUSSELL 2000
            ------------------------------------------------------------
OCT. 2000                100.00              100.00              100.00
DEC. 2000                 46.73               67.26               93.09
DEC. 2001                  3.52               53.10               95.41

EXPLANATION

         The graph assumes $100 invested in our common stock at the Initial Public Offering price, and $100 invested in the NASDAQ Composite Index and the Russell 2000 Index with the reinvestment of all dividends at the closing price on the last trading day in September 2000. Based on the results of a survey conducted by Rivel Research Group in 2001 and on management's research and analysis, the Company does not believe it can reasonably identify an industry peer group at this time. Accordingly, the Company has selected the Russell 2000 Index, which includes issuers with similar market capitalization to that of the Company, for comparison of total shareholder returns for purposes of complying with the requirements of the Securities and Exchange Commission in presenting this graph. The report of the Compensation Committee of the Board of Directors on executive compensation and the performance graph that appears immediately above shall not be deemed to be soliciting material or to be filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, or incorporated by reference in any document so filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables sets forth information with respect to beneficial ownership, as of February 1, 2002 of our common stock and Class A warrants exercisable for shares of our common stock at an exercise price of $0.05 per share (a) by each person who is known to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (b) each director,
(c) each of the Named Executive Officers and (d) all directors and executive officers as a group.

         To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of our common stock indicated.

         Certain information set forth below is based on public filings made with the SEC.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                                                                         COMBINED
         NAME AND ADDRESS OF BENEFICIAL OWNER (1)              COMMON STOCK      CLASS A WARRANTS     PERCENTAGE (2)
------------------------------------------------------------   ------------      ----------------     ---------------
Enron Corp., 1400 Smith Street, Houston, Texas 77002 (3) ....  13,650,400          42,134,200               43.83%

Christiana Bank & Trust Company, Greenville Center, 3801
Kennett Pike, Wilmington, Delaware 19807 (4) ................   3,696,283           5,947,800                7.58%

GE Capital Equity Investments, Inc., 260 Long Ridge Road,
Stamford, Connecticut 06927 .................................    3,696,288           5,250,000                7.03%

Ontario Teachers' Pension Plan Fund, 5650 Yonge Street,
Suite 500, Toronto, Ontario M2M 4H5 .........................    2,547,308           5,682,400                6.47%

California Public Employees' Retirement System, Lincoln
Plaza, 400 P Street, Sacramento, California 95814 ...........    1,860,508           5,404,800                5.71%

LJM2-TNPC, LLC, c/o Jay Alix & Associates, 9 W. 57th
Street, New York, New York 10019 (5) ........................    4,554,692                   0                3.58%

----------
(1) Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. Shares of our common stock that a person has the right to acquire within 60 days of the Record Date are deemed to be beneficially owned by such person and are included in the computation of the ownership and voting percentages only of such person. Each person has sole voting and investment power with respect to the shares indicated except as otherwise stated in the footnotes to the table.

(2) All percentages are calculated assuming the exercise of all outstanding Class A warrants.

(3) As reported in a Schedule 13G filed by Enron Corp. on May 15, 2001, the common stock reflected as owned by Enron includes 5,000,000 shares of common stock owned by Cortez Energy Services, LLC. Pursuant to the terms of the Contribution and Subscription Agreement executed in connection with NewPower's initial private placement, immediately upon receipt of the shares of common stock issued to Enron Energy Services, a subsidiary of Enron, in that transaction, Enron Energy Services contributed 5,000,000 of those shares of common stock to Cortez. Cortez Energy Services, LLC is a limited liability company with Enron Energy Services as its managing member and LJM2 Co-Investment, L.P. as its only other member. The general partner of LJM2 Co-Investment, L.P. is LJM2 Capital Management, L.P., whose general partner is LJM2 Capital Management, LLC, whose managing member was Mr. Andrew S. Fastow. Mr. Fastow was Executive Vice President and Chief Financial Officer of Enron Corp. LJM2 Co-Investment, L.P. is also the managing member of LJM2-TNPC, LLC. As a result of Mr. Fastow's positions at LJM2 Capital Management, LLC and Enron Corp., Enron Corp. may be deemed to beneficially own the LJM2-TNPC member interests held by LJM2 Co-Investment, L.P., and thus the shares of common stock that LJM2-TNPC may acquire upon exercise of its Class A warrants. Enron Corp. disclaims beneficial ownership of the shares of common stock held by LJM2-TNPC. The Class A warrants reflected as owned by Enron Corp. include 6,766,400 Class A warrants that have been transferred by Enron Energy Services to McGarret I, L.L.C., 8,458,200 Class A warrants that have been transferred by Enron Energy Services to McGarret II, L.L.C. and 2,791,800 Class A warrants that have been transferred by Enron Energy Services to McGarret III, L.L.C. (together with McGarret I, L.L.C. and McGarret II, L.L.C., the "McGarret LLCs") and Enron Energy Services is the sole managing member of these entities. As reported in a
Schedule 13D filed by Canadian Imperial Bank of Commerce ("CIBC") on December 3, 2001, CIBC was appointed as sales agent with respect to the 18,016,400 Class A warrants of the McGarret LLCs. The Class A warrants reflected as owned by Enron Corp. also include 24,117,800 Class A warrants that have been transferred by Enron Energy Services to EES Warrant Trust. Enron Corp. and Enron Energy Services have voting and dispositive power over the Class A warrants held by EES Warrant Trust.

(4) Beneficial ownership of the common stock reported herein was acquired by Christiana Bank & Trust Company pursuant to a Voting Trust Agreement dated as of October 11, 2000 among DLJMB Funding II, Inc., DLJ Merchant Banking Partners II, L.P., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ Millennium Partners-A. L.P., DLJ First ESC L.P., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P. and DLJ ESC II, L.P. (collectively, "DLJMB Partners"), Christiana Bank & Trust Company, as voting trustee.

(5)   LJM2-TNPC, LLC owns 7.25% of our common stock.

SECURITY OWNERSHIP OF MANAGEMENT

                                                                                      CLASS A            COMBINED
NAME AND ADDRESS OF BENEFICIAL OWNER (1)(2)                   COMMON STOCK            WARRANTS        PERCENTAGE (3)
-------------------------------------------                   ------------            --------        --------------
Ari Benacerraf (4) ................................                 12,500                  --                    *
William J. Cronin .................................                  2,600                  --                    *
William I.Jacobs (5) ..............................                110,719                  --                    *
H  Eugene Lockhart (5) ............................                218,576                  --                    *
Marc E  Manly (5) .................................                 32,600                  --                    *
Lou L  Pai ........................................              2,495,400                  --                 1 96%
Eugene B  Shanks, Jr ..............................                 14,000                  --                    *
Nicholas A.Utton (5) ..............................                 10,100                  --                    *
Richard L. Weill ..................................                 22,000                  --                    *
All directors and executive officers as a group
     (12 persons)(6)(7) ...........................                  2,912,795                  --                 2.29%

*Less than one percent.

(1) Correspondence to all executive officers and directors of NewPower may be mailed c/o NewPower Holdings, Inc., One Manhattanville Road, Purchase, New York 10577.

(2) Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. Shares of our common stock that a person has the right to acquire within 60 days of the Record Date are deemed to be beneficially owned by such person and are included in the computation of the ownership and voting percentages only of such person. Each person has sole voting and investment power with respect to the shares indicated except as otherwise stated in the footnotes to the table.

(3) All percentages are calculated assuming the exercise of all outstanding Class A warrants.

(4) Does not include 3,696,283 shares of common stock and 5,947,800 Class A warrants owned by Christiana Bank & Trust Company, an affiliate of Credit Suisse First Boston. Mr. Benacerraf, in his capacity as a Managing Director of Credit Suisse First Boston, may be deemed to beneficially own such shares as a result of his position with Credit Suisse First Boston. Mr. Benacerraf disclaims beneficial ownership of these shares.

(5) Mr. Jacobs disclaims beneficial ownership of 6,400 shares of common stock, which are in the names of his son and his daughter. Mr. Lockhart disclaims beneficial ownership of 2,400 shares of common stock, which are in the names of his father and his father-in-law. Mr. Manly disclaims beneficial ownership of 358 shares of common stock, which are in the name of Chalice Partnership. Mr. Utton disclaims beneficial ownership of 10,000 shares of common stock, which are in the name of his wife.

(6) Pursuant to Rule 3b-7 under the Exchange Act, executive officers include the Company's CEO, President and all officers in charge of a principal business unit, division or function.

(7) On February 1, 2002, there were 62,866,568 shares of our common stock and 64,419,200 Class A warrants outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is included in "Item 1, Business-Material Contracts" and in the Consolidated Financial Statements under "Note 10-Related Party Transactions".

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

       The information required by this item is included in Item 8 of Part II of this Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULE

       The information required by this item is included in Item 8 of Part II of this Form 10-K.

(a)(3) EXHIBITS

       See Item 14(c) below.

(b) REPORTS ON FORM 8-K

       Current Report on Form 8-K filed on October 19, 2001 pursuant to Item 5 (Other Events).

(c) EXHIBITS:

2.1* Agreement and Plan of Merger dated as of February 22, 2002, among Centrica plc, Windsor Acquisition Corporation and NewPower Holdings, Inc. (incorporated by reference to Exhibit (d)(1) to the Schedule TO of Windsor Acquisition Corporation filed on March 1, 2002)
3.1* Second Amended and Restated Certificate of Incorporation (Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, File
         No. 333-41412)
3.2* Amended and Restated Bylaws (Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.1* Contribution and Subscription Agreement dated as of December 23, 1999 by and among DLJMB Funding II, Inc., DLJ Merchant Banking Partners II, L.P., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ Millennium Partners-A, L.P., DLJ First ESC L.P., DLJ Offshore Partners II, C.V, DLJ EAB

         Partners, L.P., DLJ ESC II, L.P., GE Capital Equity Investments, Inc., California Public Employees' Retirement System, Ontario Teachers' Pension Plan Board, Enron Energy Services, LLC, Cortez Energy Services, LLC and EMW Energy Services Corp. (Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.2* Business Opportunity Agreement dated as of January 6, 2000 between Enron Corp. and NewPower Holdings, Inc. (Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.3* Noncompetition Agreement dated as of January 6, 2000 among Enron Corp., Enron Energy Services, LLC and NewPower Holdings, Inc. (Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.4* Master Services Agreement dated as of January 6, 2000 among Enron Corp., Enron Energy Services, LLC and NewPower Holdings, Inc. (Exhibit
         10.4 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.5* Software Agreement dated as of January 6, 2000 between Enron Energy Services, LLC and NewPower Holdings, Inc. (Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.6* Master Energy Purchase & Sale Agreement dated as of January 6, 2000 between Enron Energy Services, Inc. and NewPower Holdings, Inc. (Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.7* Master Purchase & Sale Agreement dated as of January 6, 2000 between Enron Energy Services, Inc. and NewPower Holdings, Inc. (Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.8*+ Interactive Marketing Agreement dated as of November 24, 1999 between America Online, Inc. and NewPower Holdings, Inc. (Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.9* Subscription Agreement dated as of January 6, 2000 among America Online, Inc., Enron Energy Services, LLC and NewPower Holdings, Inc. (Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.10*+ Information Technology Services Agreement dated May 12, 2000 between NewPower Holdings, Inc. and International Business Machines Corporation (Exhibit 10.10 to the Registrant's Registration s Statement on Form S-1, File No. 333-41412)
10.11* Subscription Agreement dated as of May 15, 2000 among International Business Machines Corporation, NewPower Holdings, Inc. and Enron Energy Services, LLC (Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.12* Subscription Agreement dated as of July 10, 2000 among DLJMB Funding II, Inc., DLJ Merchant Banking Partners II, L.P., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ Millennium Partners-A, L.P., DLJ First ESC L.P., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., DLJ ESC II, L.P., GE Capital Equity Investments, Inc., NewPower Holdings, Inc., California Public Employees' Retirement System, Ontario Teachers' Pension Plan Board, and LJM2-TNPC, LLC (Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)

10.13* Form of Subscription Agreement between NewPower Holdings, Inc. and certain officers of NewPower Holdings, Inc. (Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.14* Form of employment agreement between NewPower Holdings, Inc. and certain executive officers of NewPower Holdings, Inc. (Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.15* NewPower Holdings, Inc. 2000 Stock Plan (Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.16* NewPower Holdings, Inc. Deferred Compensation Plan (Exhibit 10.16 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.17* Stockholders Agreement dated as of January 6, 2000 between DLJMB Funding II, Inc., DLJ Merchant Banking Partners II, L.P., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ Millennium Partners-A, L.P., DLJ First ESC L.P., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., DLJ ESC II, L.P., NewPower Holdings, Inc., California Public Employees' Retirement System, Ontario Teachers' Pension Plan Board, LJM2-TNPC, LLC, GE Capital Equity Investments, Inc., Enron Energy Services, LLC and Cortez Energy Services, LLC, as amended by Amendment No. 1 to the Stockholders Agreement dated June 30, 2000 and Amendment No. 2 to the Stockholders Agreement dated July 10, 2000 (Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.18* Asset Purchase Agreement dated as of June 29, 2000 by and among Columbia Energy Services Corporation, Columbia Energy Retail Corporation, Columbia Energy Power Marketing Corporation, The New Power Company and NewPower Holdings, Inc. (Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.19* Noncompetition and License Agreement dated as of July 31, 2000 between Columbia Energy Group and The New Power Company (Exhibit 10.19 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.20* Subscription Agreement dated as of July 31, 2000 by and among Columbia Energy Services Corporation, NewPower Holdings, Inc. and Enron Energy Services, LLC (Exhibit 10.20 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.21* Services Agreement dated as of July 31, 2000 between The New Power Company and Columbia Energy Services Corporation (Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.22* Subscription Agreement dated as of July 12, 2000 between NewPower Holdings, Inc. and Lou L. Pai (Exhibit 10.22 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.23* Stockholders Agreement entered into and effective as of January 6, 2000 between NewPower Holdings, Inc. and Lou L. Pai (Exhibit 10.23 to the Registrant's Registration Statement on Form S-1, File No. 333-41412)
10.24* Competitive Default Services Agreement dated as of October 18, 2000 by and between PECO Energy Company and The New Power Company (Exhibit
         10.24 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ending

         September 30, 2000)
10.25* Second Amendment dated as of October 18, 2001 to Master Cross-Product Netting, Setoff, and Security Agreement dated March 14, 2001 by and among The New Power Company, Enron North America Corp., Enron Energy Services, Inc., and Enron Power Marketing, Inc. (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the registrant dated October 19, 2001)
10.26* First Amendment dated as of May 4, 2001 to Master Cross-Product Netting, Setoff, and Security Agreement dated March 14, 2001 by and among The New Power Company, Enron North America Corp., Enron Energy Services, Inc., and Enron Power Marketing, Inc. (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by the registrant dated October 19, 2001)
10.27* Master Cross-Product Netting, Setoff, and Security Agreement dated March 14, 2001 by and among The New Power Company, Enron North America Corp., and Enron Energy Services, Inc. (incorporated by reference to
         Exhibit 99.3 to the Form 8-K filed by the registrant dated October 19,
         2001)
10.28* General Security Agreement dated as of October 18, 2001, by and among The New Power Company, Enron North America Corp., Enron Energy Services, Inc., and Enron Power Marketing, Inc. (incorporated by reference to Exhibit 99.4 to the Form 8-K filed by the registrant dated October 19, 2001)
10.29* Ratification of Guaranty dated as of October 18, 2001 and executed by the Company as guarantor. (incorporated by reference to Exhibit 99.5 to the Form 8-K filed by the registrant dated October 19, 2001)
10.30* Ratification of Guaranty dated as of May 4, 2001 and executed by the Company as guarantor. (incorporated by reference to Exhibit 99.6 to the Form 8-K filed by the registrant dated October 19, 2001)
10.31* Guaranty Agreement dated as of March 14, 2001 and executed by the Company as guarantor. (incorporated by reference to Exhibit 99.7 to the Form 8-K filed by the registrant dated October 19, 2001)
10.32* ISDA Master Agreement dated as of August 10, 2000, between The New Power Company and Enron North America Corp., including the Credit Support Annex thereto. (incorporated by reference to Exhibit 99.8 to the Form 8-K filed by the registrant dated October 19, 2001)
10.33* Master Power Purchase and Sale Agreement dated as of May 4, 2001, between Enron Power Marketing, Inc. and The NewPower Company. (incorporated by reference to Exhibit 99.9 to the Form 8-K filed by the registrant dated October 19, 2001)
10.34* Enfolio(R)Master Firm Purchase/Sale Agreement dated as of January 1, 2000, between ENA and Columbia Energy Services Corporation. (incorporated by reference to Exhibit 99.10 to the Form 8-K filed by the registrant dated October 19, 2001)
10.35* Settlement Agreement dated as of February 22, 2002, among the NewPower Holdings, Inc., The New Power Company, Enron Corp., Enron North America Corp., Enron Power Marketing, Inc. and Enron Energy Services, Inc. (incorporated by reference to Exhibit (e)(1) to the Schedule 14D-9 of NewPower Holdings, Inc. filed on March 1, 2002)
10.36*   Master Termination Agreement dated February 22, 2002, among Enron North

         America Corp., Enron Power Marketing, Inc., Enron Energy Services, Inc. Enron Energy Services, LLC, NewPower Holdings, Inc. and The New Power Company (incorporated by reference to Exhibit (e)(3) to the Schedule 14D-9 of NewPower Holdings, Inc. filed on March 1, 2002)
10.37* Mutual Termination Agreement dated March 28, 2002 between the Registrant, Centrica plc and Windsor Acquisition Corporation (incorporated by reference to Exhibit (e)(9) to Amendment No. 5 to
         Schedule 14D-9 filed by the registrant dated March 29, 2002)
21.1*    List of subsidiaries of the Company
23.1     Consent of Arthur Andersen LLP
24.1     Power of Attorney
99.1* Certificate of ownership and merger dated January 19, 2001 merging NewPower Holdings, Inc. with and into TNPC, Inc. (Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed January 25, 2001).
99.2* Solicitation/Recommendation Statement on Schedule 14D-9 of the Registrant dated March 1, 2002 (incorporated by reference to Schedule 14D-9 filed by the Registrant March 1, 2002, as amended).
99.3     Letter to Commission Pursuant to Temporary Note 3T

    ----------
    *      Indicates exhibit incorporated by reference.
    + The Securities and Exchange Commission has granted confidential treatment to certain provisions of these exhibits. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NEWPOWER HOLDINGS, INC.

                                       By /s/  H. EUGENE LOCKHART
                                          ------------------------
                                       H. Eugene Lockhart
                                       Chairman of the Board,
                                       President & Chief Executive Officer

                                       April 16, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                                                  DATE
  /s/  H. EUGENE LOCKHART         Chairman, President, Chief Executive Officer and
  -----------------------         Director                                               April 16, 2002
    H. Eugene Lockhart

  /s/  WILLIAM I JACOBS           Director, Managing Director, Chief Financial Officer   April 16, 2002
  -----------------------
    William I Jacobs

  /s/  CHAITU PARIKH              Controller (Principal Accounting Officer)              April 16, 2002
  -----------------------
    Chaitu Parikh

  /s/  LOU L. PAI                 Director                                               April 16, 2002
  -----------------------
    Lou L. Pai

  /s/  ARI BENACERRAF             Director                                               April 16, 2002
  -----------------------
    Ari Benacerraf

  /s/  EUGENE B. SHANKS, JR.      Director                                               April 16, 2002
  -----------------------
    Eugene B. Shanks, Jr.

  /s/ RICHARD L. WEILL            Director                                               April 16, 2002
  -----------------------
    Richard L. Weill