Form 10-Q
period 2002-03-31
NEWPOWER HOLDINGS INC
filed 2002-05-15
CIK 1119307

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  /X/ Yes   No / /

As of May 10, 2002, there were 62,866,568 shares of NewPower Holdings, Inc. common stock, par value $.01 per share, outstanding. As of May 10, 2002, there were Class A warrants outstanding to purchase 64,419,200 shares of NewPower Holdings, Inc. common stock at an exercise price of $0.05 per share.

                             NEWPOWER HOLDINGS, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                                                                                          PAGE
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets
                           March 31, 2002 and December 31, 2001                                             3

                  Consolidated Statements of Income
                           Three Months Ended March 31, 2002 and 2001                                       4

                  Consolidated Statements of Cash Flows
                           Three Months Ended March 31, 2002 and 2001                                       5

                  Notes to Financial Statements                                                             6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                        19
                    CONDITION AND RESULTS OF OPERATIONS

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                28

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                                        30

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                30

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                          30

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      30

         ITEM 5.  OTHER INFORMATION                                                                        30

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                         30

SIGNATURES                                                                                                 31

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             NEWPOWER HOLDINGS, INC.
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)


                                                                           MARCH 31,     DECEMBER 31,
                                                                             2002            2001
                                                                           ---------      ---------
                                                                          (Unaudited)
    ASSETS

    CURRENT ASSETS
        Cash and Cash Equivalents                                          $  34,076      $  26,408
        Restricted Cash                                                       38,105         31,636
        Accounts Receivable, net of allowance of $10,152 and $10,973          93,066         90,882
        Inventory and Imbalances                                               6,368         62,979
        Prepaid Expenses                                                       7,494          4,983
                                                                           ---------      ---------
         TOTAL CURRENT ASSETS                                                179,109        216,888
                                                                           ---------      ---------

        Fixed Assets and Deferred Software Costs                              17,122         16,984
        Less: Accumulated Depreciation and Amortization                       (7,380)        (6,173)
                                                                           ---------      ---------
        Net Fixed Assets and Deferred Software Costs                           9,742         10,811
                                                                           ---------      ---------
        Assets from Price Risk Management Activities                           4,008            742
        Other Assets                                                           2,239          2,239
        Restricted Cash, net of current                                       62,500         42,400
        Intangible Assets, net                                                36,579         38,826
                                                                           ---------      ---------
    TOTAL ASSETS                                                           $ 294,177      $ 311,906
                                                                           =========      =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
        Accounts Payable                                                   $  72,889      $  57,344
        Accrued Liabilities                                                    9,802         11,463
        Due to Affiliated Entities                                            28,750         31,590
        Liabilities from Price Risk Management Activities                      3,627          1,893
        Deferred Compensation                                                 14,975         14,338
                                                                           ---------      ---------
         TOTAL CURRENT LIABILITIES                                           130,043        116,628
                                                                           ---------      ---------

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY
        Preferred Stock, $.01 par value, 50,000,000 shares authorized;            --             --
           0 shares issued and outstanding
        Common Stock, $.01 par value, 500,000,000 shares authorized;             629            628
           62,872,155 and 62,776,917 shares issued and 62,866,568 and
           62,771,330 shares outstanding
        Paid-in Capital                                                      777,715        777,713
        Deferred Compensation                                                   (438)          (667)
        Accumulated Other Comprehensive Income                               (26,404)       (34,685)
        Accumulated Deficit                                                 (587,368)      (547,711)
                                                                           ---------      ---------
         TOTAL STOCKHOLDERS' EQUITY                                          164,134        195,278
                                                                           ---------      ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 294,177      $ 311,906
                                                                           =========      =========

       The accompanying notes are an integral part of these consolidated financial statements

                             NEWPOWER HOLDINGS, INC.
                  Consolidated Statements of Income (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                   THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------
                                                      2002              2001
                                                  ------------      ------------
NET REVENUES                                      $    172,263      $    126,016
COST OF SALES                                          153,416           117,376
                                                  ------------      ------------
GROSS MARGIN                                            18,847             8,640

OPERATING EXPENSES                                      41,225            67,603
NON-RECURRING OPERATING EXPENSES                        17,560                --
                                                  ------------      ------------
OPERATING LOSS                                         (39,938)          (58,963)

INTEREST (INCOME) EXPENSE, NET                            (281)           (8,744)
                                                  ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES                      (39,657)          (50,219)

PROVISION FOR INCOME TAXES                                  --                --
                                                  ------------      ------------
NET LOSS                                          $    (39,657)     $    (50,219)
                                                  ============      ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE       ($      0.63)     ($      0.86)

WEIGHTED AVERAGE SHARES USED TO COMPUTE BASIC
   AND DILUTED NET LOSS PER COMMON SHARE            62,833,764        58,117,316


        The accompanying notes are an integral part of these consolidated financial statements

                             NEWPOWER HOLDINGS, INC.
                Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in thousands)


                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                              2002            2001
                                                                            ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Reconciliation of net loss to net cash used by operating activities

      Net loss                                                              $ (39,657)     $ (50,219)
      Depreciation and amortization                                             3,066          2,896
      Deferred compensation                                                     1,716          1,852
      Provision for doubtful accounts                                            (821)         1,030
      Net non-cash (gains) losses from price risk management activities         6,727         (4,674)
Changes in assets and liabilities
      Increase in accounts receivable                                          (1,363)       (22,729)
      Decrease in inventory and imbalances                                     56,611         41,538
      Increase in prepaid expenses                                             (2,511)        (1,083)
      Increase (decrease) in accounts payable and accrued liabilities          13,884        (13,823)
      Increase (decrease) in due to affiliates                                 (2,840)           999
      Payments of deferred compensation                                          (850)        (1,109)
      (Increase) decrease in other assets and intangibles                         388         (1,344)
                                                                            ---------      ---------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       34,350        (46,666)
                                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

      Cash issued to purchase businesses, net of cash received                     --         (6,435)
      Capital expenditures                                                       (137)        (3,107)
      Net sales of investment securities                                           23          6,914
                                                                            ---------      ---------
     NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                       (114)        (2,628)
                                                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

      (Increase) decrease in surety bonds and deposits                        (26,570)       (61,761)
      Proceeds from sale of common stock & warrants                                 2             --
                                                                            ---------      ---------
     NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES                    (26,568)       (61,761)
                                                                            ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                7,668       (111,055)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 26,408        179,885
                                                                            ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  34,076      $  68,830
                                                                            =========      =========

        The accompanying notes are an integral part of these consolidated financial statements

NEWPOWER HOLDINGS, INC. NOTES TO FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND FORMATION

         NewPower Holdings, Inc. ("NPW" or "the Company"), formerly TNPC, Inc. and EMW Energy Services Corp., is the successor to an operating unit of Enron Energy Services, LLC ("EES") which is a subsidiary of Enron Corp. ("Enron"). NPW, generally through its subsidiary The New Power Company, provides retail marketing and retail sales of natural gas and power to residential customers in ten states: Ohio, Indiana, Georgia, Maryland, Pennsylvania, Michigan, New Jersey, Virginia, California and Texas.

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

         NPW has incurred net losses since inception, but has been undertaking significant actions to reduce its cash burn rate so as to reduce losses and extend liquidity. Based on actions the Company is taking to control costs and conserve cash, and absent any significant increases in commodity prices or demand or other significant events, NPW expects that it will have sufficient cash and liquidity resources into the third quarter of 2002. If NPW's cash requirements prove to be greater than expected, these efforts to achieve sufficient liquidity may not be successful, which would have a material adverse effect on NPW and would raise substantial doubt about NPW's ability to continue as a going concern. See also "Liquidity and Capital Resources" in
Item 2 of this form 10-Q for additional discussion regarding the Company's liquidity.

         Our independent auditors, Arthur Andersen LLP, qualified their opinion on our 2001 financial statements with respect to our ability to continue as a going concern.

         Readers of this Form 10-Q should also review NPW's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 16, 2002.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RESTRICTED CASH

         NPW is required by various state regulatory agencies, utilities with which it does business, distribution companies and commodity supply counterparties to post cash, surety bonds, lines of credit, parent guarantees and similar forms of assurance or collateral to ensure fulfillment of its obligations. Any cash posted as collateral is reflected as restricted cash in the accompanying balance sheets. As of March 31, 2002, NPW had provided approximately $100.6 million in cash collateral for these purposes. Any portion of cash collateral that is held with utilities, distribution companies or that would revert to NPW in a period beyond twelve months from the balance sheet date is classified as non-current. If NPW exits a market, a portion of the non-current cash collateral for the benefit of the utilities may revert back to NPW within a period of time after exiting the market. Included in restricted cash at March 31, 2002, is approximately $12.5 million related to a market in which we have decided to reduce our presence by turning back customers as described in Note 6 - "Commitments and Contingencies".

ACCOUNTS RECEIVABLE

         As permitted under an amendment to the Master Netting Agreement with Enron, effective October 18, 2001, certain accounts receivable and unbilled receivables were substituted at a discounted rate for the Company's cash collateral requirements. Also, Enron received a security interest in all the Company's receivables. See Note 6 - "Commitments and Contingencies".

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

         As permitted under an amendment to the Master Netting Agreement with Enron, effective October 18, 2001, inventory located at certain storage facilities was substituted at a discounted rate for the Company's cash collateral requirements. Also, Enron received a security interest in all the Company's natural gas inventory. See Note 6 - "Commitments and Contingencies".

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

FIXED ASSETS AND DEFERRED SOFTWARE COSTS

         Generally, fixed assets and deferred software costs are stated at cost. NPW provides for depreciation on fixed assets on the straight-line basis over their estimated useful lives, as follows:

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

COMPREHENSIVE INCOME/LOSS

         Comprehensive income is reported as a component of stockholders' equity. As of March 31, 2002, comprehensive loss of $26.4 million relates to the fair market value of the Company's risk management assets and liabilities plus the net unrealized gains on available for sale securities included in the balance sheet as investments in marketable securities or restricted cash. The amount also includes $30.1 million in losses related to gas hedges with Enron as described in Note 5 - "Price Risk Management Activities".

NET LOSS PER COMMON SHARE

         Net loss per common share was determined by dividing net loss by the weighted average common shares outstanding. Common equivalent shares related to stock options and warrants are excluded from the calculation as their effect is antidilutive. Accordingly, basic and diluted loss per common share are equivalent.

         Common equivalents outstanding at March 31, 2002 and 2001 included 64,419,200 and 69,070,800 Class A warrants, respectively. Common stock equivalent shares attributable to the Class A warrants at March 31, 2002 and 2001 computed on the treasury stock method would have been approximately 60,820,362 and 68,635,954 shares, respectively.

CERTAIN RISKS AND CONCENTRATIONS

         NPW sells its energy services to residential and small commercial customers in the United States. NPW maintains a reserve for doubtful accounts. At March 31, 2002 the allowance for doubtful accounts was $10.2 million.

         NPW's business is subject to risks and uncertainties including its limited operating history; delays or changes in the rules for the restructuring of the electric and natural gas markets; its ability to manage its energy requirements and sell energy at a sufficient margin given the volatility in prices for electricity and natural gas; the effect of commodity volatility on collateral requirements and NPW's liquidity and credit availability; its dependence on third parties to provide critical functions to NPW and its customers; and conditions of the capital markets affecting the availability of capital.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         The New Power Company began servicing approximately 240,000 customers in March 2001, pursuant to an agreement with PECO Energy Company ("PECO"), which provides electric delivery service in southeastern Pennsylvania. In October 2000, NPW reached an agreement with PECO to supply service to up to 20 percent of PECO's residential power customers who had not selected a competitive energy services provider. Pursuant to requirements in the 1998 settlement of PECO's electric restructuring case, PECO issued a request for proposal for a third party to supply Competitive Default Service ("CDS") to 20% of its residential customers for a three-year term beginning January 1, 2001. Under the agreement with PECO, The New Power Company committed to provide power at a discount to PECO's current rates for residential customers who participate in this program. As of March 31, 2002, NPW was servicing approximately 185,500 customers under this agreement. Pursuant to the Merger Agreement with Centrica (see "Merger Agreement" under Note 6 - "Commitments and Contingencies"), on February 22, 2002 NPW provided notice to PECO of its intent to terminate the PECO Competitive Default Service contract and to return the customers served under that agreement. NPW expects to return the PECO-CDS customers to PECO or another service provider by the end of May, 2002. See Note 6 - "Commitments and Contigencies."

NOTE 4-RELATED PARTY TRANSACTIONS

         NPW made purchases of natural gas and power from affiliates Enron and EES, during the three months ended March 31, 2002 and 2001, totaling $0 and $81.5 million, respectively.

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

         The Company uses swap instruments to hedge commodity price and basis exposure risk associated with its fixed price natural gas contracts. In these swap instruments, the Company pays the counterparties the amount by which the floating variable price (settlement price) is below the fixed swap price and receives the amount by which the settlement price exceeds the fixed swap price. In accordance with SFAS 133, NPW accounts for the financial swap transactions as cash flow hedges. In periods prior to the occurrence of the hedged transaction, the values of the hedges are recorded in the consolidated balance sheet as assets and liabilities from price risk management activities with the resulting net unrealized gains or losses deferred and reflected as a component of the equity account Other Comprehensive Income ("OCI"). In the periods the hedged purchases occur, the financial swaps are cash settled and deferred gains or losses pursuant to the hedges are removed from the balance sheet and included in the net cost of the commodity purchased. Because of the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. The financial instruments that are used in hedging transactions are assessed both at inception and at least quarterly thereafter to ensure that they are effective in offsetting changes in either the fair value or cash flows of the related underlying exposures. Adoption of SFAS No. 133, effective January 1, 2001, required a one-time adjustment to NPW's balance sheet of approximately $56 million, which was recorded as a net asset (from price risk management activities) and as an increase to the stockholders' equity account accumulated Other Comprehensive Income ("OCI"). The following table presents the activity in the OCI account from December 31, 2001 through March 31, 2002, (in $000's):


                                                Cumulative
                                                Unrealized    Accumulated      Total Other
                                                 Gains on   Derivative Gains  Comprehensive
                                                Investments    (Losses)       Income (Loss)
                                                ----------- ----------------  -------------
Other Comprehensive Income, December 31, 2001       $     66     ($34,751)     ($34,685)
   Unrealized gains on investments                        23           --            23
   Net change in value of cash flow hedges                --        1,220         1,220
   Derivative losses reclassified to earnings -
      Settled financial swaps                             --        7,038         7,038
                                                    --------     --------      --------

Other Comprehensive Income, March 31, 2002          $     89     ($26,493)     ($26,404)
                                                    ========     ========      ========

         As discussed further in Note 6 - "Commitments and Contingencies", Other Comprehensive Income at March 31, 2002 also includes approximately $30.1 million of hedge losses related to cash flow hedges that were cash settled as part of the Enron bankruptcy in December 2001. In accordance with SFAS No. 133, because the hedged transactions to which these financial swaps relate are still probable of occurring, the value of these hedges as of the date of the Enron default will remain in OCI until the periods when the hedged transactions affect earnings. Approximately $28.9 million of derivative losses related to the Enron hedges will be reclassified to earnings during the next year as the hedged transactions occur. However, because these hedges are to fix commodity purchase costs at a set rate, NPW would expect to offset these swap losses with sales of the commodity to existing gas customers.

         As of March 31, 2002, NPW has financial swaps in place to hedge certain expected future cash flows through August 2003 with the vast majority of the forward swaps scheduled to settle in periods through the end of 2002. Based on current market prices, NPW anticipates that approximately $0.65 million of net derivative gains, currently reflected in accumulated OCI, will be reclassified to earnings during the next year, pursuant to settlements of these financial swaps.

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

         NPW also commits to volumes of forward purchase contracts above forecasted customer demand volume. When the volumes pursuant to NPW's forward purchase contracts exceed the probable volumes NPW expects to deliver to its customers, the Company treats the excess positions as energy trading activities and periodic mark-to-market net gains or losses are reflected through current earnings. In addition, NPW enters into forward purchase contracts in markets in which it has no customers and also enters into speculative contracts for other energy products that are trading activities. All of NPW's energy trading activities are accounted for under SFAS No. 133. The values of the forward energy trading contracts are recorded as assets and liabilities from price risk management activities in the consolidated balance sheet and net changes in the values are reflected through the statement of income as a component of cost of sales. Net realized and unrealized gains from trading risk management activities totaled $0 and $4.7 million during the three months ended March 31, 2002 and 2001, respectively, and are recorded as a component of cost of sales.

         Subsequent to the Enron bankruptcy in December 2001, due to liquidity and credit restrictions, NPW has not replaced the contracts it had in place to hedge against potential adverse price movements in commodities that NPW has contracted to deliver to its customers. As a result, NPW's cash flows and margins since that time have fluctuated and will continue to fluctuate with market price changes in the commodities NPW is required to purchase and deliver to its customers. Increases in market prices for natural gas and electricity will have a negative impact on the expected cash flows and margins of NPW, while decreases in such commodity prices will have a positive impact on the expected cash flows and margins of NPW. Significant increases in commodity prices would have a material adverse effect on NPW's liquidity and could negatively impact NPW's ability to continue as a going concern.

NOTE 6-COMMITMENTS AND CONTINGENCIES

         In February 2002, NPW agreed to pay the successors to Columbia Energy Services, Inc. $3.5 million as additional cash consideration in settlement of all outstanding obligations under a purchase agreement executed in July 2000.

NON-RECURRING CHARGES - 2002

         The following summarizes $17.6 million in restructuring charges that NPW recognized as non-recurring operating expenses during the three months ended March 31, 2002:


                                                         2002
                                                       --------
            Return of PECO-CDS customers               $ 20,400
            Final settlement of Enron liability          (2,840)
                                                       --------

            Total Non-Recurring Operating Expenses     $ 17,560
                                                       ========

         Concurrently with the execution of NPW's merger agreement with Centrica (see discussion of "Merger Agreement" in this Note 6 - "Commitments and Contingencies"), NPW provided notice to PECO of its intent to terminate its agreement with PECO and to return the PECO-CDS customers NPW had been serving. As a consequence of its termination of the PECO contracts and the return of PECO customers to PECO thereunder, NPW may be required pursuant to the terms of such contracts to forfeit to PECO and its affiliates collateral of up to $12.5 million. As of March 31, 2002, NPW had posted cash collateral of approximately $10 million with PECO to cover non-performance by NPW, and had provided $2.5 million to fund a surety bond. NPW currently estimates that the Company may be required to take an additional charge of approximately $7.9 million, as of March 31, 2002, related to the liquidation of hedges associated with the PECO-CDS customers. The final potential charge or gain will depend on commodity market prices at the time the hedges are liquidated as compared to contracted purchase prices. The Company has accrued a non-recurring operating expense of $20.4 million to its income statement during the quarter ended March 31, 2002 to account for the potential losses from the return of the PECO-CDS customers.

         As of December 31, 2001, NPW had approximately $31.6 million recorded in its balance sheet as due to affiliated entities. Such amount represented the total outstanding amounts contractually due to Enron and its affiliates by NPW related to transactions completed through December 31, 2001. In February 2002, NPW and Enron agreed to settle the liability for $28 million, plus accrued interest thereon, conditioned upon receipt of an order from the bankruptcy court overseeing Enron's bankruptcy. As described in Note 7 - "Subsequent Events", the bankruptcy court entered an order approving the settlement on April 18, 2002. NPW has reduced its due to affiliates liability and its non-recurring expenses by approximately $2.8 million during the quarter ended March 31, 2002, to properly reflect the amounts due to Enron and its affiliates. The $28 million, plus accrued interest, is due to be paid to Enron and its affiliates no later than July 5, 2002.


NON-RECURRING CHARGES - 2001

         The following summarizes $165.1 million in restructuring charges that NPW recognized as non-recurring operating expenses during the year ended December 31, 2001:


                                                                       2001
                                                                    --------
             Enron's default under the Master Netting Agreement     $ 90,069
             Deferred software                                        32,714
             Customer lists impairment                                17,820
             America On Line contract impairment                      12,880
             Leasehold improvements and commitments                    5,800
             Exit of non-commodity business                            3,114
             Severance and other employee costs                        2,691
                                                                    --------

             Total Non-Recurring Operating Expenses                 $165,088
                                                                    ========

         As discussed in detail below under "Enron Bankruptcy," NPW incurred $90.1 million in expenses related to Enron's default on forward physical power hedge contracts, including ancillary costs regarding the default.

         The termination of NPW's proposed merger with Centrica combined with ongoing liquidity and credit issues arising from the Enron bankruptcy caused NPW to review the net realizable value of its long term assets held as of December 31, 2001. Pursuant to this review, NPW estimated that its deferred software assets should be written down by approximately $32.7 million and that its intangible asset customer lists should be written down by approximately $17.8 million at December 31, 2001. The Company based its asset valuations primarily on current market conditions and internally generated data, discounted to account for NPW's current liquidity status.

         The Company recorded a $12.9 million charge related to its contract with America Online, which represents the unamortized balance of amounts previously paid to AOL.

         In November 2001, in an effort to manage cash flow, NPW made the decision to scale back its operations. To this end, the Company reduced its work force by 20% and took steps to exit its non-commodity business line. The work force reduction resulted in a $2.7 million charge for severance and other employee costs. The Company recorded a $5.8 million charge for leasehold improvements and commitments related to previously capitalized leasehold improvements plus the present value of future lease commitments in excess of amounts expected to be subleased related to additional leased space in the Company's Purchase, New York offices. NPW expanded its office space during 2001, but due to the downsizing of staff in November 2001, the additional space is uninhabited and NPW does not expect to grow into the space based on its current plans. NPW's decision to exit the non-commodity business required the Company to expense $3.1 million related to inventory and investments in joint ventures and associations that were to support NPW's attempt to create a significant non-commodity business line.

ENRON MATTERS

         During the year ended December 31, 2001, NPW purchased the majority of its commodity needs from Enron. Also, the Company entered into numerous forward contracts with Enron to hedge the cost of commodity that would be delivered to NPW's customers at some point in the future, as well as some open positions that were not hedges of future commodity purchase obligations. On October 18, 2001, NPW entered into a Master Netting Agreement with Enron and its affiliates which permitted the substitution of receivables, inventory and other assets, in lieu of cash collateral, to support mark-to-market collateral calls. Under a related General Security Agreement, Enron was granted liens on the Company's receivables, inventory and certain other assets to provide a security interest in the pledged assets.

         Enron's filing for bankruptcy on December 2, 2001 constituted an event of default under the commodity agreements.Pursuant to the agreements with Enron, in the event of default, all outstanding contracts could be terminated as of the settlement date determined by the non-defaulting party. NPW, as the non-defaulting party, selected December 3, 2001 as the settlement date for all outstanding contracts with Enron. These contracts consisted of forward purchases and sales of physical power and gas as well as forward financial swaps (see Note 5 - "Price Risk Management Activities"). The settlement amount is computed as the difference between commodity market prices on the settlement date and the commodity prices specified in the forward contracts multiplied by the quantities specified in the contracts. Additionally, the settlement amount included any outstanding amounts NPW had payable to or receivable from Enron and its affiliates related to transactions completed between NPW and Enron prior to December 3, 2001 that had yet to be paid at that date, as well as other costs and offsets recognized under the default and termination provisions of the contracts. The total settlement amount was calculated to be approximately $102 million. Upon determining the Company's estimate of the settlement amount due Enron, NPW reclassified all amounts related to contracts with Enron from the assets and liabilities from price risk management accounts into the due to affiliated entities account in the accompanying balance sheet. Approximately $70 million of cash collateral that NPW had provided to Enron to cover the mark-to-market shortfall in value on its portfolio was used to reduce the total liability of $102 million to Enron during December 2001. The remaining balance of approximately $32 million is reflected in the accompanying balance sheet at December 31, 2001 as due to affiliated entities. Such amount was subsequently settled in 2002 for $28 million, plus accrued interest. See discussion of "Merger Agreement" in this Note 6 - "Commitments and Contingencies".

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

         Enron's default on the gas forward financial rate swaps eliminated NPW's ability to continue to account for the swaps as hedges. As of December 3, 2001, the net amount of $37.2 million recorded in liabilities from price risk management activities was reclassified to due to affiliated entities and included in the net amount settled with Enron. In accordance with SFAS No. 133, NPW ceased hedge accounting as of the date of default. However, since the hedged transactions to which these financial swaps relate are still expected to occur, the value of these hedges, as of the date of default, will remain in other comprehensive income within the balance sheet and will be amortized through cost of sales during the periods when the hedged transactions occur. Approximately $7.1 million of such costs were amortized to expense as a component of cost of sales during the three months ended March 31, 2002. As a result, approximately $30.1 million related to these hedge losses remains deferred in other comprehensive income at March 31, 2002. See Note 5 - "Price Risk Management Activities."

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

         Concurrently with the execution of the Merger Agreement, NPW also executed a Settlement Agreement and related promissory note (together the "Settlement Agreement") and a Master Termination Agreement (the "Master Termination Agreement") with Enron Corp. and certain of Enron's affiliates (together, the "Enron Entities"). Pursuant to these agreements, (i) all previous contractual arrangements between NPW and its subsidiaries and the Enron Entities will be terminated, except for specifically identified obligations, (ii) each of the parties will be fully released by the other parties from any claims or actions arising under any contractual arrangements between the parties, and (iii) NPW will pay the Enron Entities $28 million, plus interest from and after the first business day following the date of the entry of an order by the bankruptcy court overseeing Enron's bankruptcy proceedings, in complete settlement of any amounts due under certain commodities contracts between NPW and its subsidiaries and the Enron Entities. A final order approving the agreement was entered by the bankruptcy court on April 18, 2002. See Note 7 - "Subsequent Events".

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

LITIGATION

         NPW has received copies of complaints in ten purported class action lawsuits filed against it and other defendants, including NPW's officers and directors, in the United States District Court for the Southern District of New York, styled as follows: PETER A. PFAU, JOSEPH HARRE, AND JAMES CASEY LIPPMEIR
V. H. EUGENE LOCKHART, ET. AL., filed February 27, 2002; IRVIN SOLOMON V. H. EUGENE LOCKHART, ET. AL., filed March 1, 2002; DORINA MILLER V. H. EUGENE LOCKHART, ET. AL., filed March 7, 2002; LISA A. WEBER V. H. EUGENE LOCKHART, ET. AL., filed March 11, 2002; JACK A. HALPERN V. H. EUGENE LOCKHART, ET. AL., filed March 21, 2002; VICTOR PARKER V. NEWPOWER HOLDINGS, INC., ET. AL., filed March 26, 2002; PATRICIA O'DONOGHUE ET. AL. V. H. EUGENE LOCKHART, ET. AL., filed April 8, 2002; CHRISTOPHER J. AMON V. H. EUGENE LOCKHART ET. AL., filed April 11, 2002; ROSALYN M. HARATZ V. H. EUGENE LOCKHART, ET. AL., filed April 12, 2002; and MANISHA PATEL V. NEWPOWER HOLDINGS, INC. ET. AL., filed April 24, 2002. Each lawsuit is brought on behalf of a class of persons or entities who acquired NPW's common stock between October 5, 2000 and December 5, 2001 (the "Class Period"), and each alleges violations of the federal securities laws as a result of (i) alleged misrepresentations and omissions made in connection with NPW's October 5, 2001 initial public offering and (ii) allegedly false and misleading statements and omissions occurring during the Class Period.

         With respect to the PFAU, MILLER, O'DONOGHUE and HARATZ matters, service has been made upon the Company and certain of its officers and directors. None of the other complaints has been served.

         NPW has been named as a defendant in certain shareholder class action lawsuits filed against Enron Corp., Kenneth L. Lay, Jeffrey K. Skilling and Andrew S. Fastow, et. al., in the United States District Court, Eastern District of Texas. A similar case naming NPW as a defendant has been filed in the United States District Court, Eastern District of Arkansas, Western Division. A motion to transfer and consolidate hearings has been filed before the Judicial Panel on Multi-district Litigation with respect to these and potential tag-along actions.

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

         In addition to the above, at March 31, 2002, NPW was engaged in routine disputes and litigation arising in the ordinary course of business.

COMMODITY PURCHASE COMMITMENTS

         As of March 31, 2002, NPW, under certain fixed rate commodity contracts, had commitments for net purchases of 3,057,850 megawatt hours of electricity at prices ranging from $14.90 - $110.00 per megawatt hour through December, 2003.

         As of March 31, 2002, NPW had no open forward commitments to purchase natural gas.

NOTE 7-SUBSEQUENT EVENTS

         On April 18, 2002, the bankruptcy court overseeing Enron's bankruptcy proceedings entered an order approving the Settlement Agreement and related promissory note and the Master Termination Agreement. See Note 6 - "Commitments and Contingencies". To the Company's knowledge, this order was not appealed and has become a final order, with the result that the obligations and releases of the Settlement Agreement and Master Termination Agreement are in effect.

         In April 2002, in an effort to reduce expenses, NPW made the decision to further scale back its operations. To this end, NPW reduced its work force by approximately 32%. The Company expects the work force reduction to result in a charge of approximately $3.5 million for severance and other employee related costs, which will be recorded during the second quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following section should be read in conjunction with the unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Readers should also review our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 16, 2002.

HISTORY

         We were formed in the fourth quarter of 1999 by affiliates of Enron Corp., DLJMB Investors, G.E. Capital Equity Investments, Inc., California Public Employees' Retirement System, and Ontario Teachers' Pension Plan Board to target residential and small commercial markets for power and natural gas. We were capitalized through the contribution of certain assets by Enron Energy Services and a private placement to outside investors, pursuant to an agreement executed on December 23, 1999. On January 6, 2000, we completed our initial private placement of common stock and two classes of warrants in exchange for an aggregate of $100 million in cash. In exchange for its ownership, and pursuant to the contribution and subscription agreement executed by us and our investors as part of our initial private placement transaction, Enron Energy Services agreed to contribute and assign to us the economic value of approximately 24,000 residential customer contracts and entered into a number of contracts. The operating results derived from servicing this portfolio of customers are included in our statements of operations from our May 1, 1997 inception.

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

         Through March 31, 2002, we had approximately 408,000 customers sign up for service through our direct marketing efforts. We acquired these customers on a one-by-one basis, as is typical in a number of mass-market subscriber industries. Marketing costs incurred for customer acquisition are expensed as incurred. As a result of our limited unrestricted cash resources, we have reduced substantially our expenses and have substantially curtailed our market entry and customer acquisition strategies.

         In October 2000, we reached an agreement with PECO to supply service to 20 percent of PECO's residential power customers who had not selected a competitive energy services provider. PECO provides electric delivery service in southeastern Pennsylvania, which is one of our target markets. Pursuant to requirements in the 1998 settlement of PECO's electric restructuring case, PECO issued a request for proposal for a third party to supply Competitive Default Service to 20% of its residential customers for a three-year term beginning January 1, 2001. PECO selected our operating subsidiary, The New Power Company, in this process, and the two parties reached a definitive agreement on October 18, 2000, which was subsequently approved by the Pennsylvania Public Utility Commission on November 29, 2000. Under the agreement with PECO, The New Power Company committed to provide power at a discount to PECO's current rates for residential customers who participate in this program. The customers were selected on a random basis. Following customer notifications and the results of opt-out selections, we began servicing approximately 240,000 customers on March 1, 2001, pursuant to this agreement. Concurrently with the execution of the Merger Agreement with Centrica and as that agreement required, we provided notice to PECO of our intent to terminate the CDS Agreement and expect to return the PECO-CDS customers to PECO or another service provider by the end of May, 2002.

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

         As of March 31, 2002, through our marketing efforts, we had acquired approximately 87,000 customers in Texas. We have worked closely with the Electric Reliability Council of Texas (ERCOT), the centralized entity responsible for overseeing wholesale market scheduling and retail customer switching, as well as other affected parties in the Texas market to resolve, among other matters, issues associated with the switching of customer enrollments.

         As of March 31, 2002, we had obtained licenses to act as an electricity marketer in California, Massachusetts, New Jersey, Ohio, Pennsylvania, Texas, Connecticut, Delaware and Maryland. We have decided to abandon the licenses in Connecticut and California because we do not foresee commencing operations in any power market in those states within the near future and can seek to reinstate a license in the event circumstances change. Also, we had obtained licenses to act as a natural gas marketer in Georgia, New Jersey, Pennsylvania, Virginia and Maryland.

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

RESULTS OF OPERATIONS

         As discussed further in the History section of Management's Discussion and Analysis above, we have grown our business significantly since July 2000 through the completion of several acquisitions of businesses and through organic growth. The following table presents unaudited selected financial data related to our power and natural gas business.

         Due to our limited liquidity and operating history and the significant growth in our business since inception, we believe that period-to-period comparisons of our revenues and results of operations are not meaningful. As a result, you should not rely on our revenues or results of operations for any period as an indication of our future performance or prospects.


                                        Three Months Ended March 31,
                                      --------------------------------
                                          2002                2001
                                     (in thousands except per share data)
                                       (Unaudited)         (Unaudited)
Statement of income data:
Net revenues                          $    172,263      $    126,016
Cost of sales                              153,416           117,376
                                      ------------      ------------
Gross margin                                18,847             8,640
Operating expenses                          41,225            67,603
Non-recurring expenses                      17,560                --
                                      ------------      ------------
Operating Loss                        ($    39,938)     ($    58,963)
Interest (Income) Expense                     (281)           (8,744)
                                      ------------      ------------
Net loss                              ($    39,657)     ($    50,219)
                                      ============      ============

Basic and diluted net loss
  per common share:
     Recurring operations             ($      0.35)     ($      0.86)
     Non-recurring operations                (0.28)             0.00
                                      ------------      ------------
Total basic and diluted net loss
   per common share                   ($      0.63)     ($      0.86)
                                      ============      ============

Shares used in computing net loss
     per common share                   62,833,764        58,117,316
                                      ============      ============

         Our revenues are derived from the sale and delivery of power and natural gas to retail customers in the United States. For the three months ended March 31, 2002 and 2001, respectively, revenues were $172.3 million and $126.0 million. The increase in revenues in 2002 as compared to 2001 is primarily attributable to the acquisition of customer portfolios and customers obtained from our own marketing channels.

         Our cost of sales represents the direct costs of acquiring and delivering power and natural gas to our customers as well as the net results of our energy trading activities. For the three months ended March 31, 2002 and 2001, cost of sales, as a percentage of revenues, totaled 89% and 93%, respectively. The decrease in cost of sales, as a percent of revenue, is primarily attributable to decreased market prices of commodities in 2002 as compared to 2001. During the three months ended March 31, 2002 and 2001, our energy trading activities resulted in net gains of $0 million and $4.7 million, which are reflected as a component of cost of sales. As described in Note 5 - "Price Risk Management Activities", we have approximately $30.1 million of hedge losses related to contracts with Enron deferred in our balance sheet at March 31, 2002 which is reduced from $37.2 million at December 31, 2001. During the three months ended March 31, 2002, we recognized approximately $7.1 million of cost of sales expense related to the deferred Enron gas contracts to match the timing of the hedged purchases of gas that occurred during the period.

         Our operating expenses include costs incurred related to acquiring and supporting residential and small commercial customers that were not part of the direct process of delivering power and natural gas to our customers. For the three months ended March 31, 2002 and 2001, operating expenses from recurring operations were $41.2 million and $67.6 million, respectively. Recurring operating expenses decreased 39% in 2002 as compared to 2001, although our customer base increased significantly over the prior year, from approximately 630,000 as of March 31, 2001 to over 800,000 at March 31, 2002. The decrease in recurring operating expenses from the prior year reflects management's increased cost control efforts, primarily in the systems development, marketing and professional fees expense areas, as well as the effects of our restructuring completed in the fourth quarter of 2001. Operating expenses from recurring operations for the three months ended March 31, 2002 and 2001, respectively, included $4.4 million and $33.2 million for systems development, brand marketing and other professional services, $6.1 and $5.1 million for direct marketing, and $11.4 million and $8.4 million for billing and customer care. The increase in billing and customer care costs relates to our increased customer base in 2002 as compared to 2001. Compensation expenses recorded during the three months ended March 31, 2002 and 2001, respectively, included costs for the recruitment of certain executives, which resulted in $1.7 million and $1.9 million of deferred compensation expense. In November 2001 we realigned our staffing needs, which resulted in a reduction in staff of 38 employees. In April 2002, we further reduced our staff by an additional 45 employees.

NON-RECURRING CHARGES

         The following summarizes $17.6 million in restructuring charges that we recognized as non-recurring operating expenses during the three months ended March 31, 2002:


                                                                     2002
                                                                   -------
          Return of PECO-CDS customers                             $20,400
          Final settlement of Enron liability                       (2,840)
                                                                   -------
          Total Non-Recurring Operating Expenses                   $17,560
                                                                   =======

         As a consequence of our termination of the PECO contracts and the return of PECO customers to PECO thereunder, we may be required pursuant to the terms of such contracts to forfeit to PECO and its affiliates collateral of up to $12.5 million. As of March 31, 2002, we had posted cash collateral of approximately $10 million with PECO to cover non-performance by NPW, and had provided $2.5 million to fund a surety bond. We currently estimate, that we may be required to take an additional charge of approximately $7.9 million, as of March 31, 2002, related to the liquidation of hedges associated with the PECO-CDS customers. The final potential charge or gain will depend on commodity market prices at the time the hedges are liquidated as compared to contracted purchase prices. We have accrued a non-recurring operating expense of $20.4 million to our income statement during the quarter ended March 31, 2002 to account for the potential losses from the return of the PECO-CDS customers.

         As of December 31, 2001, we had approximately $31.6 million recorded in our balance sheet as due to affiliated entities. Such amount represented the total outstanding amounts contractually due by us to Enron and its affiliates related to transactions completed through December 31, 2001. In February 2002, we reached an agreement with Enron to settle the liability for $28 million, plus accrued interest thereon, conditioned upon receipt of an order from the bankruptcy court overseeing Enron's bankruptcy. As described in Note 7 - "Subsequent Events", the bankruptcy court entered an order approving the settlement on April 18, 2002. Accordingly, we have reduced our due to affiliates liability and our non-recurring expenses by approximately $2.8 million during the quarter ended March 31, 2002, to properly reflect the amounts due to Enron and its affiliates. The $28 million, plus accrued interest, is due to be paid to Enron and its affiliates no later than July 5, 2002.

         In April 2002, in an effort to reduce expenses, we made the decision to further scale back our operations. To this end, we reduced our work force by approximately 32%. We expect the work force reduction to result in a charge of approximately $3.5 million for severance and other employee related costs, which will be recorded during the second quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         In 2001 and into 2002, several factors severely and adversely affected our liquidity and cash resources, and we faced, and continue to face, certain substantial risks of not being able to continue to operate as an independent entity. These risks were caused or exacerbated by, among other factors:

     o the high volatility in commodity prices beginning in the Fall of 2000 and continuing through 2001 and into 2002;

     o the effect of Enron's bankruptcy on the perception of our company in the capital and commodity markets, and by regulators, regulated utilities, and other trading counterparties;

     o as a result of Enron's bankruptcy, the termination of all of our commodity supply and swap transactions with Enron on December 3, 2001;

     o Enron's continued lien on our assets pending the settlement of amounts due under such terminated transactions;

     o   our inability to secure asset-backed or other forms of financing;

     o increased credit requirements by local distribution companies and our trading counterparties; and

     o the fact that, as a result of our efforts to conserve cash, we had substantially reduced the extent to which our retail supply obligations under our customer supply contracts were hedged as compared to our position at the end of 2000.

         During the quarter ended March 31, 2002, we had net cash provided by operating activities of $34.4 million. During the quarter ended March 31, 2002 our operating cash flow was positively impacted by the sale of $56.6 million of natural gas storage inventory. Additionally, we increased our accounts payable and accrued liabilities during the quarter ended March 31, 2002 by approximately $20.4 million to provide for non-recurring expenses related to our anticipated return of the PECO CDS customers. Also, we used approximately $26.6 million of cash to secure surety bonds and as collateral deposits with trading counterparties and utilities. Net cash used in operating activities of $46.7 million for the quarter ended March 31, 2001, resulted primarily from a net loss of $50.2 million for the period.

         As of March 31, 2002, we had cash, cash equivalents and restricted cash of approximately $134.7 million. Certain state regulations, and utilities with whom we do business for local transmission and distribution services, as well as certain of our counterparties, require us to provide collateral or other assurance to ensure fulfillment of our commitments. To meet these requirements, we have provided cash collateral of $100.6 million as of March 31, 2002, which is reported in our balance sheet as restricted cash.

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

         As discussed in Note 6 - "Commitments and Contingencies," above, Enron, our primary counterparty since our inception for the purchase of derivative commodity instruments, filed for bankruptcy in December 2001. Enron's bankruptcy constituted an event of default and resulted in non-performance by Enron on the forward portion of all commodity purchase and sale transactions we had with Enron as of the date of default. These contracts were closed out in December 2001 based on the default and termination provisions of the relevant contracts. To date, due to liquidity and credit restrictions, we have not replaced the commodity price hedges we had in place with Enron to hedge against adverse price movements in commodities we are contracted to deliver to our customers. As a result, our subsequent cash flows and margins have fluctuated and will continue to fluctuate directly with market price changes in the commodities we are required to purchase and deliver to our customers. Increases in market prices for natural gas and electricity will have a negative impact on our expected cash flows and margins, while decreases in commodity prices will have a positive impact on our expected cash flows and margins. Significant increases in commodity prices would have a material adverse effect on our liquidity and could negatively impact our ability to continue as a going concern.

         Although we have been able to successfully continue to deliver commodities to our customers, our ability to obtain credit has been severely and adversely impacted by Enron's bankruptcy and the early settlement of the forward commodity contracts. Specifically, several of the local distribution companies with which we conduct business have required us to post additional collateral to assure performance. Also, several companies from whom we purchase natural gas and electricity are now requiring us to pay for the commodity prior to the commodity being delivered to our customers. This has had a negative effect on the timing of our cash flows. The time between us paying for our commodity purchases and ultimately expecting payment from our customers or the local utilities has been significantly increased. Significant increases in demand for energy would have a further negative impact on our liquidity.

         We believe that, based on actions we are taking to control costs and conserve cash, and absent any significant increases in commodity prices or demand or other significant events, we have sufficient financial resources to conduct our business into the third quarter of 2002. We are currently reviewing all of our strategic options, including sales of assets and business and continuation of business on a more limited scale in a reduced number of markets without the expected need for further financing, or an orderly liquidation of the Company if that proves to provide greater expected value to our shareholders. We may not be able to sell our assets, or to secure financing or to raise additional capital on attractive terms, or at all, which would have a material adverse effect on our ability to continue as a going concern. The financial statements do not reflect the impact of the material adverse effects that would result without additional financing or cash proceeds from the sale of certain assets. Our independent auditors, Arthur Andersen LLP, qualified their opinion on our 2001 financial statements with respect to our ability to continue as a going concern.

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

FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995,
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this Form 10-Q and throughout the other documents incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements include our limited liquidity and operating history; delays or changes in the rules for the restructuring of the electric and natural gas markets; our ability to attract and retain customers; our ability to manage our energy requirements and sell energy at a sufficient margin given the volatility in prices for electricity and natural gas and the extent of our unhedged positions; the effect of commodity volatility on collateral requirements and liquidity; our dependence on third parties to provide critical functions to us and to our customers; and conditions of the capital markets affecting the availability of capital. Readers are referred to the Company's Annual Reports on Form 10-K for the years ending December 31, 2001 and 2000, our Report on Form 8-K filed on October 19, 2001, and our Registration Statement on Form S-1 (No. 333-41412) on
file with the Securities and Exchange Commission for a discussion of factors that could cause actual results to differ materially from these forward-looking statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         At March 31, 2002, we held no financial instruments or investments which could be subject to interest rate or equity price risk. Therefore, we were exposed primarily to counterparty risks and risks related to commodity price changes in the power and natural gas markets. We conduct business solely in the United States and are not subject to foreign operations risk.

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

         As of March 31, 2002, because of liquidity restrictions and lack of availability of credit, we were not in compliance with our stated risk management goals of being substantially fully hedged. As a result, significant increases in commodity prices would have a material adverse effect on our gross margins. See "Liquidity and Capital Resources."

         With our decision to limit the extent of our hedging of future customer commodity obligations so as to reduce the risk that liquidity could be affected by commodity price decreases and collateral posting requirements, we are exposed to commodity price risks that may adversely affect our costs, margins, and profitability.

         Our net open derivative positions at March 31, 2002 are not significant due to the settlement of all the Enron contracts and our inability to obtain credit to replace the Enron positions to date. See
Note 5 - "Price Risk Management Activities" to the unaudited consolidated financial statements for additional information on our derivative instruments.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PORCEEDINGS

         See Note 6 - "Commitments and Contingencies" to the unaudited consolidated financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         On April 4, 2002, the Company filed a current report on Form 8-K, reporting that the New York Stock Exchange had suspended trading of the Company's common stock and commenced delisting proceedings, and that as of April 2, 2002, the Company's common stock is trading on the over-the-counter Electronic Quotation Service "Pink Sheets".

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NEWPOWER HOLDINGS, INC.


         Date:  May 15, 2002            By:  /s/ William I Jacobs
                                           ------------------------------------
                                           William I Jacobs
                                           Managing Director, Chief Financial
                                           Officer and Director


         Date:  May 15, 2002            By:  /s/ Chaitu Parikh
                                           ------------------------------------
                                           Chaitu Parikh
                                           Controller